Form 10-K/A
period 2010-12-31
GSP-2, INC.
filed 2011-05-11
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 31, 2011 (the “Original Filing”), of GSP-2, Inc. (the “Company”).  As disclosed in the Company’s Current Report on Form 8-K filed on May 10, 2011, an administrative error which caused the wrong financial statements to be included in the Original Filing.  The Company hereby amends and restates the Original Filing for the purposes of amending and restating Item 8 to include non-condensed balance sheet information as of December 31, 2010 and related statements of operations and cash flows for the (i) the year ended December 31, 2010, (ii) the one day period ended December 31, 2009 and (iii) the period commencing December 31, 2009 (Inception) to December 31, 2010 and related statement of changes in stockholders’ deficiency for the period from December 31, 2009 (Inception) to December 31, 2010.  In addition, attached as Exhibits 31.1 and 32.1 hereto are updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern as discussed in Note 4 to the financial statements, the Company has a net loss of $12,114 from Inception, a working capital and a stockholders' deficiency of $11,114 as of December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 30, 2011

1500 Gateway Boulevard, Suite 202 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

 GSP -2, Inc.
(A Development Stage Company)
Balance Sheets

	As of December 31, 2010	As of December 31, 2009
ASSETS

Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts Payable	$11,114	$830
Total Liabilities	11,114	830

Commitments and Contingencies	—	—

Stockholders’ Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding, respectively	1,000	1,000

Additional paid-in capital	—	—
Deficit accumulated during the development stage	(12,114)	(1,830)
Total Stockholders’ Deficiency	(11,114)	(830)

Total Liabilities and Stockholders’ Deficiency	$—	$—

See Accompanying Notes to Financial Statements

GSP -2, Inc.
(A Development Stage Company)
Statements of Operations

	For the year ended December 31, 2010	For the one day period ended December 31, 2009	For the period from December 31, 2009 (Inception) to December 31, 2010
Operating Expenses
Professional fees	$10,284	$830	$11,114
Stock compensation	—	1,000	1,000
Total Operating Expenses	10,284	1,830	12,114

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(10,284)	(1,830)	(12,114)

Provision for Income Taxes	—	0	—

NET LOSS	$(10,284)	$(1,830)	$(12,114)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,000,000	1,000,000

See Accompanying Notes to Financial Statements

GSP -2, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from December 31, 2009 (Inception) to December 31, 2010

	Preferred Stock		Common stock		Additional paid-in	Deficit accumulated during development	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founder ($0.001/share)	-	$-	1,000,000	$1,000	$-	$-	$1,000

Net loss per share for the one day period ended December 31, 2009	-	-	-	-	-	(1,830)	(1,830)

Balance, December 31, 2009	-	-	1,000,000	1,000	-	(1,830)	(830)

Net loss per share for the year ended December 31, 2010	-	-	-	-	-	(10,284)	(10,284)

Balance, December 31, 2010	-	$-	1,000,000	$1,000	$-	$(12,114)	$(11,114)

See Accompanying Notes to Financial Statements

 GSP -2, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the year ended December 31, 2010	For the one day period ended December 31, 2010	For the period from December 31, 2009 (Inception) to December 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(10,284)	$(1,830)	$(12,114)

Adjustments to reconcile net loss to net cash used in operations Common stock issued for services	—	1,000	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10,284	830	11,114
Net Cash Used In Operating Activities	—	—	—

Cash Flows From Investing Activities:	—	—	—

Cash Flows From Financing Activities:	—	—	—

Net Increase in Cash	—	—	—

Cash at Beginning of Period	—	—	—

Cash at End of Period	$—	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

See Accompanying Notes to Financial Statements

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of December 31, 2010 and December 31, 2009, the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Webb & Company, P.A., independent auditors, are filed herewith.

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

11

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-2, INC.

By:	/s/ Yushan Wei
President

Dated:	May 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Yushan Wei	President and Director	May 11, 2011
Yushan Wei

 12