Form 10-Q
period 2011-03-31
GSP-2, INC.
filed 2011-05-23
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-27195

GSP-2, INC.
 (Name of Registrant as specified in its charter)

Nevada	27-3120288
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

Gongzhuling State Agriculture Science and Technology Park,
location of 998 kilometers, Line 102,
Gongzhuling city, Jilin province, China
 (Address of principal executive office)

(86) 4346278415
 (Registrant’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  13,800,000 shares of common stock are issued and outstanding as of May 23, 2011.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2011

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2011, as amended by Amendment No. 1 on Form 8-K/A filed with the SEC on March 31, 2011, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and in other filings that we make with the SEC.   In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,365,647	$12,867,137
Restricted cash	110	109
Accounts receivable	15,710,750	15,617,336
Prepaid taxes	2,223,652	440,477
Inventories	18,904,026	6,510,886
Prepaid expenses and other assets	85,791	22,818

Total Current Assets	50,289,976	35,458,763

PROPERTY AND EQUIPMENT - net	8,733,760	8,786,661

OTHER ASSETS:
Loans receivable	3,044,094	6,049,790
Land use rights, net	2,828,748	2,674,006

Total Other Assets	5,872,842	8,723,796

Total Assets	$64,896,578	$52,969,220

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable - current portion	$10,958,737	$-
Accounts payable	2,244,531	6,029,060
Advances from customers	11,055,259	7,957,658
Other Payable	182,922	94,620
Due to related parties	4,325,477	4,222,574

Total Current Liabilities	28,766,926	18,303,912

LOAN PAYABLE, net of current portion	1,522,047	1,512,447

Total Liabilities	30,288,973	19,816,359

SHAREHOLDERS' EQUITY:

Preferred stock ($0.001 par value; 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common Stock ($0.001 par value, 100,000,000 shares authorized, 13,800,000 and 12,800,000
shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	13,800	12,800
Additional paid-in capital	5,657,339	5,658,339
Retained earnings	27,096,760	25,856,413
Statutory reserves	342,957	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	1,496,749	1,282,352

Total Shareholders' Equity	34,607,605	33,152,861

Total Liabilities and Shareholders' Equity	$64,896,578	$52,969,220

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31 (Unaudited)

	2011	2010
REVENUES	$10,249,359	$13,776,060

COST OF REVENUES	8,421,676	11,848,362

GROSS PROFIT	1,827,683	1,927,698

OPERATING EXPENSES:
Selling	205,167	954,596
General and administrative	307,625	182,697
Total Operating Expenses	512,792	1,137,293

INCOME FROM OPERATIONS	1,314,891	790,405

OTHER INCOME (EXPENSES):
Interest income	499	275
Interest expense	(74,383)	(31,942)
Other expense	(660)	(394)
Total Other Expenses	(74,544)	(32,061)

NET INCOME	$1,240,347	$758,344

COMPREHENSIVE INCOME:
NET INCOME	$1,240,347	$758,344

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	214,398	16,745
COMPREHENSIVE INCOME	$1,454,745	$775,089

EARNINGS PER SHARES:

Basic	$0.09	$0.06

Diluted	$0.09	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES:

Basic	13,344,444	12,800,000
	13,344,444	12,800,000
Diluted

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH, 31, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,240,347	$758,344
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	119,418	109,937
Amortization of land use rights	14,392	12,533
Changes in operating assets and liabilities:
Accounts receivable	5,692	899,458
Prepaid taxes	(1,775,165)	634,390
Inventories	(12,315,638)	4,570,134
Prepaid and other current assets	(62,645)	(434,476)
Advances to suppliers	-	(12,725,505)
Accounts payable	(3,811,264)	146,869
Other payable	87,443	73,044
Advances from customers	3,038,169	(3,886,599)

NET CASH USED IN OPERATING ACTIVITIES	(13,459,251)	(9,841,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	3,035,178	14,189,522
Purchase of property and equipment	(11,067)	(18,064)
Purchase of land use rights	(151,759)	(183,795)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,872,352	13,987,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	12,444,229	-
Payments of loans payable	(1,517,589)	-
Proceeds from related party advances	75,879	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,002,519	-

EFFECT OF EXCHANGE RATE ON CASH	82,890	6,609

NET INCREASE IN CASH	498,510	4,152,401

CASH - beginning of period	12,867,137	4,783,680

CASH - end of period	$13,365,647	$8,936,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$74,383	$31,942
Income taxes	$-	$-

See notes to consolidated financial statements

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GSP-2, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 31, 2009 as a blank check development stage company formed for the purpose of acquiring an operating business, through a merger, stock exchange, asset acquisition or similar business combination. On February 11, 2011, the Company completed the reverse acquisition of Shiny Gold Holdings Limited “(the “Shiny Gold”) through the Share Exchange whereby the Company acquired all of the issued and outstanding ordinary shares of Shiny Gold in exchange for 12,800,000 shares of our common stock, which shares constituted approximately 92.8% of our issued and outstanding shares, as of and immediately after the consummation of the Share Exchange.  As a result of the Share Exchange, Shiny Gold became the Company’s wholly owned subsidiary and the former shareholders of Shiny Gold became the Company’s controlling stockholders.  The share exchange transaction with Shiny Gold was treated as a reverse acquisition, with Shiny Gold as the acquirer and the Company as the acquired party. Through its affiliated companies and subsidiaries, the Company is now a China-based agriculture company which engages in research and genetic development of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. The Company sells high quality agricultural products as raw materials for commercial livestock feeding and other renewable energy uses.

Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK.  Heng Chang HK owns all of the share capital of Hengchang Business Consultants, a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Jilin Hengchang Agriculture Development Co., Ltd. (“Hengchang Agriculture”) and Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”)  (together, the “Operating Companies”) and their respective shareholders. The following is a summary of each of the Contractual Arrangements:

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Jilin Hengchang Agriculture Development Co., Ltd. (“Hengchang Agriculture”) is a Chinese limited liability company and was formed under laws of the People’s Republic of China (the “PRC”) on September 9, 2004 under the name of Jilin Hengchang Foodstuff Purchasing and Storage Co. Ltd. (“Hengchang Purchasing”) with registered capital of RMB 5,0000,000 (approximately $729,000). On August 12, 2010, pursuant to the Limited Liability Corporation Modification Registration Application filed with the Siping City Administration for Industry & Commerce, Hengchang Purchasing’s name was changed to Hengchang Agriculture.  Hengchang Agriculture is primarily engaged in the business of development, purchasing and distribution of agricultural products including corn, soybean, and crop seeds.  .

Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”) is a PRC limited liabilitiy company formed under laws of the PRC on August 10, 2009 with a registered capital of RMB 1,000,000 (approximately $146,000).  Hengjiu currently is a development stage company and has yet to register with the State tax bureau. Hengjiu does not conduct any substantive operations of its own.

Hengchang Agriculture’s Chairman of the Board of Directors and 52% majority shareholder, Mr. Wei Yushan is also Hengjiu’s Chairman of the Board of Directors and principal shareholder. Almost all of Hengjiu’s assets are used in Hengchang’s business operations and controlled and managed by Mr. Wei. Shiny Gold controls and receives the economic benefits of the Operating Companies’ business operations through the Contractual Arrangements, but does not own any equity interests in the Operating Companies.  In addition, as a result of the Contractual Arrangements, the Operating Companies are deemed to be Shiny Gold’s variable interest entities and, accordingly, Shiny Gold consolidates the Operating Companies’ results, assets and liabilities into its financial statements.

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

The Company’s consolidated financial statements include the accounts of its affiliate, Hengjiu, which is under common control with Hengchang Agriculture. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 8K/A report for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements for GSP-2, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Shiny Gold, Heng Chang HK and Hengchang Business Consultants, as well as the financial statements of Hengchang Agriculture and Hengjiu.  All significant intercompany accounts and transactions have been eliminated in consolidation.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any non-financial assets or liabilities that are required to be presented on the consolidated  balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC. Balances in banks in the PRC are uninsured.

Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2011 and December 31, 2010, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at March 31, 2011 and December 31, 2010.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Additions and major replacements and improvements to plant and equipment accounts are recorded at cost. The cost of repairs and maintenance is expensed as incurred.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Included in property and equipment is construction-in-progress which consists of leasehold improvements and equipment  pending installation and includes the costs of construction and installation and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use. Depreciation is computed using the straight-line method (after taking into account their respective estimated  residual  value) over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life	Residual
Buildings and building improvements	8 – 20 Years	5%
Manufacturing equipment	5 – 10 Years	5%
Office equipment and furniture	3 – 10 Years	5%
Vehicles	4 -10 Years	5%

Land use rights, net

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the period ended March 31, 2011 and 2010.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China.  The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At March 31, 2011 and December 31, 2010, advances from customers amount to $11,055,259 and $7,957,658, respectively.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company derives its revenue primarily from the sale of corn crop, soybean crop and branded corn seeds.

The sales price of product sold is stated in the sales contract and is final and not subject to adjustment. The Company generally does not accept sales returns and does not provide customers with price protection. The Company assesses a customer’s creditworthiness before accepting sales orders. Based on the above, the Company records revenue related to product sales upon delivery of the product to the customers.

Shipping costs

Shipping costs are included in selling expenses and totaled $70,306 and $785,236 for the periods ended March 31, 2011 and 2010, respectively.

Variable Interest Entities

Pursuant to Accounting Standards Codification, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. The Hengchang Agriculture and Hengjiu are considered VIEs, and we are the primary beneficiary.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.   Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 6.5701 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended March 31, 2011 and 2010 were 6.5894 RMB and 6.8360  RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the periods ended March 31, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Income per share of common stock

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method).  The following table presents a reconciliation of basic and diluted net income per share:

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

	Three Months Ended March 31,
	2011	2010
Net income available to common shareholders for basic and diluted net income per common share	$1,454,745	$758,344

Weighted average common shares outstanding - basic	13,344,444	12,800,000

Weighted average common shares outstanding - diluted	13,344,444	12,800,000
Net income per common share - basic	$0.09	$0.06
Net income per common share - diluted	$0.09	$0.06

Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2011, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements were issued.

Recent accounting pronouncements

In April 2010, FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, FASB issued Accounting Standard Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” or ASU 2010-20. This Update provides enhanced disclosures which are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2010, FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts  . This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this ASU will not have material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this ASU will not have material impact on the Company’s consolidated financial statements.

In January 2011, FASB issued ASU 2011-01, Receivables (“Topic 310”) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20  (“ASU 11-01”).  ASU 11-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings (“TDRs”) to coincide with the effective date of the ASU, discussed below, related to troubled debt restructurings.

In April 2011, FASB issued ASU 2011-02, Receivables (“Topic 310”) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring  (“ASU 11-02”).  ASU 11-02 amends the content in ASC 310 related to identifying TDRs and effectively nullifies ASU 2011-01. This ASU removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.  Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2011 and December 31, 2010, accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
Accounts receivable	$15,710,750	$15,617,336
Less: allowance for doubtful accounts	-	-
	$15,710,750	$15,617,336

Included in Accounts receivable is $14,828,540 and $14,738,043 at March 31, 2011 and December 31, 2010 which is due from Defeng Seed Co., Ltd. (see Note 13).  These receivables are collateralized by equity interests in Defeng.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 - INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$46,662	$46,810
Finished goods	18,857,364	6,464,076
	18,904,026	6,510,886
Less: reserve for obsolete inventory	-	-
	$18,904,026	$6,510,886

NOTE 4 – LOANS RECEIVABLE

At March 31, 2011 and December 31, 2010, loans receivable consisted of non-interest bearing loans to various third-party individuals and companies who have a personal relationship with the Company’s chief executive officer. These loans are unsecured and generally have no specific repayments terms. At March 31, 2011 and December 31, 2010, loans receivable consisted of the following:

	March 31, 2011	December 31, 2010
Zhuang Weizhou	$3,044,094	$6,049,790

	$3,044,094	$6,049,790

The loan receivable amount outstanding at March 31, 2011 was subsequently collected in full in April 2011.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consist of the following:

	Useful Life	March 31, 2011	December 31, 2010
Office equipment and furniture	5 Years	$35,951	$35,282
Manufacturing equipment	5-10 Years	208,691	207,375
Vehicles	4-10 Years	845,333	840,002

Construction in progress	-	3,197,921	3,177,752
Building and building improvements	8-20 Years	5,464,334	5,419,283
		9,752,230	9,679,694
Less: accumulated depreciation		(1,018,470)	(893,033)
		$8,733,760	$8,786,661

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $119,418 and $109,937, of which $79,720 and $25,494 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

The Company entered into a construction agreement to construct a grain storage facility in 2010. Future payments under this agreement amount to approximately $2,536,280.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March31, 2011

NOTE 6 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. In 2009, the Company acquired land use rights for approximately $2,165,000 for 123,000 square meters located in Gongzhuling, Jilin, China. The Company is currently developing this land and constructing a grain storage and logistics center. The Company’s land use rights have terms that expire in January 2058 through August 2059. The Company amortizes these land use rights over the term of the respective land use right. The lease agreement does not have any renewal options.

At March 31, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	March 31, 2011	December 31, 2010
Land use rights	50 years	$2,943,085	$2,773,279
Less: accumulated amortization		(114,337)	(99,273)
		$2,828,748	$2,674,006

Amortization of land use rights attributable to future periods is as follows:

Twelve months ending March 31:
2012	$69,470
2013	69,470
2014	69,470
2015	69,470
2016	69,470
Thereafter	2,481,398
$2,828,748

NOTE 7 – ADVANCES FROM CUSTOMERS

At March 31, 2011 and December 31, 2010, advances from customers consisted of the following:

	March 31,	December 31,
	2011	2010
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$3,668,173	$553,902
Nanning Grain Repository	3,566,415	7,251,012
Central Grain Reserve Gongzhu Ridge Depot	149,161	148,220
Huanglong Food Industry Co., Ltd.	3,671,448	-
Others	62	4,524

Total	$11,055,259	$7,957,658

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related party

From time to time, the Company’s chief executive officer advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  At March 31, 2011 and December 31, 2010, due to related parties consisted of the following:

	March 31,	December 31,
	2011	2010
Wei Yushan (majority shareholder and chief executive officer)	$4,325,477	$4,222,574

Total	$4,325,477	$4,222,574

NOTE 9 – LOAN PAYABLE

At March 31, 2011 and December 31, 2010, loan payable consisted of the following:

	March 31,	December 31
	2011	2010
Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due on October 27, 2012 with annual interest at the banks base interest rate plus 80% (7.47% at December 31, 2010 ) secured by assets of the Company.	$-	$1,512,447

Loan payable to Jilin Gongzhuling Rural Cooperative Bank Agricultural Credit Union, due on February 27, 2014 with annual interest at the banks base interest rate plus 50% (6.75% at March 31, 2011 ) secured by assets of the Company.	1,522,047	-

Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due in November 2011 with annual interest at of 5.81% to 6.06% secured by assets of the Company.	10,958,737	-
	$12,480,784	$1,512,447

NOTE 10 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

For the three months ended March 31, 2011 and 2010, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. The Company has a status as an agricultural preliminary processor pursuant to the PRC tax code, and the Company is exempt from income tax.

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	For the Three Months period ended March 31,
	2011	2010
Income tax provision at China statutory rate of 25%	$357,329	$193,772
Permanent difference - China tax exemption	(357,329)	(193,772)
Total provision for income taxes	$-	$-

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY

Recapitalization

On February 11, 2011, pursuant to a Share Exchange Agreement (See Note 1), the Company issued 12,800,000 ordinary shares to the shareholders of Shiny Gold, their designees or assigns in exchange for all of the issued and outstanding capital stock of Shiny Gold. Following the combination, there are 13,800,000 Ordinary Shares of the Company issued and outstanding.

NOTE 12 – MAJOR CUSTOMERS

The Company sold to two customers during the three months periods ended March 31, 2011 and 2010, and the two customers accounted for 100.0% of the Company’s revenues.  At March 31, 2011 and December 31, 2010, these customers did not have any outstanding accounts receivable.

Note 13 - Commitments and Contingencies

Agreement

On January 31, 2011, the Company entered into an agreement with the shareholders of Jilin Defeng Seed Co, Ltd. (“Defeng”) , a Chinese limited liability company formed under laws of the PRC on September 29, 2003.  Pursuant to the Agreement, within 12 months after the execution of this Agreement, the Company shall have the option to purchase a 70% equity interest in Defeng through the issuance of additional shares of stock of Defeng, and the shareholders of Defeng will retain a 30% equity interest in Defeng.  Within 12 months after the execution of this Agreement, if the Company exercises its option to purchase the 70% equity interest in Defeng, it shall contribute certain land use right and real property rights related to the land locating at the east of 7 th  Road of the Linxi Development Zone, the total value of which are approximately 40,000,000 RMB (approximately $5,800,000), and 30,000,000 RMB (approximately $4,400,000) in cash as its investment into Defeng.  The shareholders of Defeng shall use Defeng’s existing fixed assets and intangible assets (including but not limited to Seed Property Rights, Operating Rights and Sales Network), the total value of which are approximately 30,000,000 RMB (approximately $4,400,000) as its investment into Defeng.  The registered capital of Defeng is currently RMB 30,000,000 and the shareholders of Defeng hold 100% equity interest in Defeng. After the Company’s investment into Defeng, the total registered capital of Defeng will be increased up to RMB 100,000,000 (approximately $14,700,000) of which the Company and the shareholders of Defeng shall maintain 70% and 30% respectively.  Defeng is engaged in the production of crossbred corn and the wholesale sale of crop seeds.

In 2009, in accordance with a Seed Purchase Agreement between the Company and Defeng dated on April 5, 2009, the Company was entrusted by Defeng to plant main crop parental seeds. Under such arrangement, Defeng sells parental seeds to the Company at an agreed price; the Company arranges the planting of these seeds in accordance with plans formulated by Defeng and the Company sells all seeds produced to Defeng at an agreed price. Under PRC law, production of main crop parental seeds requires the Seed Production License, which may be obtained by the entity that entrusts the seeds production or the entity that is entrusted to conduct the production. Defeng has one Seed Production License. The Company entered into crop seed production contracts with local farmers. According to these contracts, the local farmers use the rented land to plant seeds and they provide all seeds planted and cultivated to the Company. The Company pays the local farmers contract fees and provides the local farmers with fertilizer and the parental seeds.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates subsequent events for purposes of recognition or disclosure in the financial statements up through the date the financial statements are issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of GSP-2, Inc. and its consolidated subsidiaries.  In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Heng Chang HK” refers to Heng Chang HK Produce (HK) Investments, Ltd., a Hong Kong company;
•	“Hengchang Agriculture” refers to Jilin Hengchang Agriculture Development Co., Ltd., a PRC company;
•	“Hengchang Business Consultants” refers to Siping Hengchang Business Consultants Co., Ltd., a PRC company;
•	“Hengjiu” refers to Jilin Hengjiu Grain Purchase and Storage Co., Ltd., a PRC company;
•	“Operating Companies” refers to Hengchang Agriculture and Hengjiu;
•	“PRC” refers to the People’s Republic of China; and
•	“Shiny Gold” refers to Shiny Gold Holdings Limited, a British Virgin Islands company.

The following discussion and analysis of the results of operations and financial condition of the Company  for the three months ended March 31, 2011 and 2010 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We were incorporated under the laws of the State of Nevada on December 31, 2009 as a blank check development stage company formed for the purpose of acquiring an operating business, through a merger, stock exchange, asset acquisition or similar business combination. On February 11, 2011, we completed the reverse acquisition of Shiny Gold through a share exchange transaction (the “Share Exchange”) whereby the Company acquired all of the issued and outstanding ordinary shares of Shiny Gold in exchange for 12,800,000 shares of our common stock, which shares constituted approximately 92.8% of our issued and outstanding shares, as of and immediately after the consummation of the Share Exchange.  As a result of the Share Exchange, Shiny Gold became the Company’s wholly owned subsidiary and the former shareholders of Shiny Gold became the Company’s controlling stockholders.  The Share Exchange with Shiny Gold was treated as a reverse acquisition, with Shiny Gold as the acquirer and the Company as the acquired party. Through its affiliated companies and subsidiaries, the Company is now a China-based agriculture company which engages in research and genetic development of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. The Company sells high quality agricultural products as raw materials for commercial livestock feeding and other renewable energy uses.

Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK.  Heng Chang HK owns all of the share capital of Hengchang Business Consultants, a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Hengchang Agriculture and Hengjiu and their respective shareholders. Hengchang Agriculture’s Chairman of the Board of Directors and 52% majority shareholder, Mr. Wei Yushan is also Hengjiu’s Chairman of the Board of Directors and principal shareholder. Almost all of Hengjiu’s assets are used in Hengchang’s business operations and controlled and managed by Mr. Wei.  As a result of the Share Exchange, we control and receive the economic benefits of the Operating Companies’ business operations through the Contractual Arrangements, but we do not own any equity interests in the Operating Companies.  In addition, as a result of the Contractual Arrangements, the Operating Companies are deemed to be our variable interest entities and, accordingly, we consolidate the Operating Companies’ results, assets and liabilities into our financial statements.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the periods ended March 31, 2011 and 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Accounts receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable.  We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As a basis for accurately estimating the likelihood of collection, we consider a number of factors when determining reserves for uncollectable accounts.   We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Additions and major replacements and improvements to plant and equipment accounts are recorded at cost. The cost of repairs and maintenance is expensed as incurred.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Included in property and equipment is construction-in-progress which consists of leasehold improvements and equipment  pending installation and includes the costs of construction and installation and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use. Depreciation is computed using the straight-line method (after taking into account their respective estimated   residual   value) over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and building improvements	8 - 20	Years
Manufacturing equipment	5 - 10	Years
Office equipment and furniture	3- 10	Years
Vehicle	4 -10	Years

Land Use Rights

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We derive our revenue primarily from the sale of corn crop, soybean crop and branded corn seeds.

The sales price of product sold is stated in the sales contract and is final and not subject to adjustment. The Company generally does not accept sales returns and does not provide customers with price protection. We assess a customer’s creditworthiness before accepting sales orders. Based on the above, we record revenue related to product sales upon delivery of the product to the customers.

Research and Development

Research and development costs are expensed as incurred. These costs primarily consist of fees paid to third parties and cost of material used and salaries paid for the development of our products.

Income Taxes

We are governed by the Income Tax Law of the People’s Republic of China.  We account for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence; it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Variable Interest Entities

Pursuant to Accounting Standards Codification, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. The Hengchang Agriculture and Hengjiu are considered VIEs, and we are the primary beneficiary.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.   Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 6.5701 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended March 31, 2011 and 2010 were 6.5894 RMB and 6.8360  RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the periods ended March 31, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force (“ASU 2010-13”).  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect that the adoption of ASU 2010-13 will have a material impact on the financial position, results of operations or cash flows of the Company.

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 provides enhanced disclosures which are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company’s adoption of ASU 2010-20 did not have material impact on the Company’s consolidated financial statements.

In September 2010, FASB issued ASU 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (“ASU 2010-25”). ASU 2010-25 clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company’s adoption of ASU 2010-25 did not have material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect that the adoption of ASU 2010-28 will have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect that the adoption of ASU 2010-29 will have a material impact on the Company’s consolidated financial statements.

In January 2011, FASB issued ASU 2011-01, Receivables (“Topic 310”) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 11-01”).  ASU 11-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings (“TDRs”) to coincide with the effective date of the ASU, discussed below, related to troubled debt restructurings.

In April 2011, FASB issued ASU 2011-02, Receivables (“Topic 310”) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 11-02”).  ASU 11-02 amends the content in ASC 310 related to identifying TDRs and effectively nullifies ASU 2011-01. This ASU removes the deferral of the TDR disclosure requirements of ASU 2010-20 for public entities and thus establishes the effective date for those disclosures.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.   The Company does not expect that the adoption of ASU 11-02 will have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
Net revenues	$10,250	100.0%	$13,776	100.0%
Cost of revenues	8,422	82.2%	11,849	86.0%
Gross profit	1,828	17.8%	1,927	14.0%
Operating expenses	513	5.0%	1,137	8.3%
Income from operations	1,315	12.8%	790	5.7%
Other expenses	75	0.7%	32	0.2%

Income before provision for income taxes	1,240	12.1%	758	5.5%
Provision for income taxes	-	-%	-	-%
Net income	$1,240	12.1%	$758	5.5%
Other comprehensive income:
Foreign currency translation adjustment	215	2.1%	17	0.1%

Comprehensive income	$1,455	14.2%	$775	5.6%

Results of Operations for the three months ended March 31, 2011 and 2010

Revenues. For the three months ended March 31, 2011, we had net revenues of $10,249,359, as compared to net revenues of $13,776,060 for the three months ended March 31, 2010, a decrease of 25.6%. Revenue and changes for each product line is summarized as follows (dollars in thousands):

	For the three months ended March 31,
	2011	2010	(decrease)	Percentage Change
Corn	$10,250	$13,776	$(3,526)	(25.6)%

Total revenues	$10,250	$13,776	$(3,526)	(25.6)%

The decrease in revenues from the sale of corn was primarily attributable to a decrease in sales volume from 2010 to 2011. For the three months ended March 31, 2011, we sold approximately 32,475 metric tons of corn compared to 56,544 metric tons for the three months ended March 31, 2010, a decrease of approximately 24,069 metric tons or 42.6%. The decrease was partially offset by a 24.9% increase in our selling price Additionally, the Company’s largest customer Guangxi National Granary Reserves had contracted us to supply corns and pay the shipping and freight charges on their behalf and allowed us to adjust our sales price to cover these charges in 2010. In the first three months ended March 31, 2011, majority of our customers’ shipping and freight charges were directly paid to the shipper by our customers. For the three months ended March 31, 2011, the average sales price was approximately $315.6 per metric ton, as compared to the average sale price of approximately $243.6 per metric ton for the three months ended March 31, 2010. Our sales were concentrated on the two Guangxi National Granary Reserves, Naning Grain Storage Center and Liuzhou Grain Storage Center for the three months periods ended March 31, 2011 and 2010. Due to inflation in China, agriculture products prices such as corn prices have risen since the three months ended March 31, 2010.

In 2009, in accordance with a Seed Purchase Agreement between us and Jilin Defeng Seed Co, Ltd. (“Defeng”) dated on April 5, 2009, we were entrusted by Defeng to plant main crop parental seeds. Under such arrangement, Defeng sells parental seeds to us at an agreed price; we arrange the planting of these seeds in accordance with plans formulated by Defeng and we sell all seeds produced to Defeng at an agreed price. Under PRC law, production of main crop parental seeds requires the Seed Production License, which may be obtained by the entity that entrusts the seeds production or the entity that is entrusted to conduct the production. Defeng has one Seed Production License. We enter into crop seed production contracts with local contractors that in turn contract local farmers and utilize local farmers’ leased land. According to these contracts, the local contractors will manage local farmers using the leased land to plant seeds and they provide all seeds planted and cultivated to us. We pay the local contractors a contract fees and provide the local farmers with fertilizer and the parental seeds. For the three months period ended March 31, 2011 and 2010, we did not generate any revenue from the corn seed business line.

Cost of sales. Cost of sales decreased by $ 3,426,686, or 28.9%, from $11,848,362 for the three months ended March 31, 2010 to $8,421,676 for the three months ended March 31, 2011 and was attributable to the decrease in our net revenue and partially offset by the increase in the corn unit purchase price of 16.7% .  Due to inflation in China, we expect the corn price will continue to increase.

Gross profit and gross margin. Our gross profit was $1,827,683 for the three months ended March 31, 2011 as compared to $1,927,698 for the three months ended March 31, 2010, representing gross margins of 17.8% and 14.0%, respectively. The increase in our gross margin percentage was mainly attributable a higher gross margin recognized from the sale of corn in 2011 as a result of the increase in the corn unit selling price in 2011.

Selling expenses. Selling expenses were $205,167 for the three months ended March 31, 2011 and $954,596 for the comparable period in 2010, a decrease of $749,429 or 78.5%.  Selling expenses consisted of the following (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Shipping and freight	$71	$785
Storage, packaging , and handling	2	1
Depreciation and amortization	27	25
Diesel	26	23
Other	79	121
	$205	$955

For the three months ended March 31, 2011, shipping and freight decreased by $714,000 or 90.1% as compared to the same period in 2010. In 2011, majority of our customers paid the shipping and freight charges directly to the shipper.  In 2010, we incurred these shipping and freight expenses and increased out selling price to cover these costs for our largest customer. Whether the shipping and freight fees will be paid by us might vary depends on the contract terms we have with our customers in the future.

For the three months ended March 31, 2011, storage, packaging and handling fees, depreciation and amortization, and diesel expenses were materially consistent with the same period in 2010. We own twenty-one trucks, which were mainly used to ship corn from the storage facilities to the railway station. Started in 2009, certain customers picked up their own products or paid for the shipment of the corn and accordingly, we have been able to control the diesel expense.

For the three months ended March 31, 2011, other selling expenses decreased by $42,000 or 34.7% as compared to the same period in 2010. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $307,625 for the three months ended March 31, 2011, as compared to $182,677 for the comparable 2010 period, an increase of $124,928 or 68.4%. General and administrative expenses consisted of the following (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Compensation and related benefits	$56	$54
Depreciation and Amortization	106	97
Professional fees	114	2
Travel and entertainment	6	5
Other	26	25
	$308	$183

Compensation and related benefits, depreciation and amortization expenses, travel and entertainment and other expenses were materially consistent for the three months periods ended March 31, 2011 and 2010.

For the three months ended March 31, 2011, professional fees increased by $112,000 or 5600% as compared to the comparable 2010 period. In February 2011, we acquired Hengchang Agriculture and Hengjiu through share exchanges and incurred additional audit and legal fees for the transaction.

Income from operations. For the three months ended March 31, 2011, income from operations was $1,314,891 as compared to $790,405 for comparable period in 2010, an increase of $524,486 or 66.4%

Other expenses. For the three months ended March 31, 2011, other expenses amounted to $74,544 as compared to other expenses of $32,061 for the three months ended March 31, 2010, an increase of $42,483 or 132.5%.  The increase in other expenses was primarily related to an increase in loan interest expense of $42,441 or 132.9%.  During the three months period ended March 31, 2011 and 2010, pursuant to loan agreements, the Company borrowed approximately $12,481,000 and $1,464,000, respectively, for the purchase of corn inventory from local growers.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. We are qualified as an agricultural preliminary processor pursuant to the PRC tax code and exempt from the income tax.  The estimated tax savings due to the tax exemption for the three months periods ended March 31, 2011 and 2010 amounted to approximately $357,000 and $190,000, respectively.

Net income. As a result of the factors described above, our net income for the three months periods ended March 31, 2011 and 2010 was $1,240,347 and $758,344, respectively, an increase of $482,003 or 63.6%.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $214,398 and $16,745 for the three months ended March 31, 2011 and 2010, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2011 and 2010, comprehensive income amounted to $1,454,745 and 775,089, respectively were derived from the sum of our net income of $1,240,347 plus foreign currency translation gains of $214,398 in 2011 and net income of $758,344 plus foreign currency translation gains of $16,745 in 2010, respectively.

Liquidity and Capital Resources

At March 31, 2011, our balance of cash was $13,365,647 comparing to $12,867,137 as of December 31, 2010. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn from local farmers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	Development of new products in the seed industry to complement our current products,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and

●	Capital expenditures to acquire a licensed seed company.

Changes in our working capital position are summarized as follows (dollars in thousands):

	March 31,	December 31,	Increase
	2011	2010	Working Capital
Current assets	$50,290	$35,459	$14,831
Current liabilities	28,767	18,304	10,463
Working capital	$21,523	$17,155	$4,368

Our working capital increased approximately $4,368,000 primarily attributable to:

●	a net increase in cash and restricted cash of approximately $499,000

●	a net increase in prepaid taxes of approximately $1,783,000

●	a net increase in inventories of approximately $12,393,000

●	A decrease in accounts payable of $,3785,000.

Offset by:

●	An increase in loan payable current portion of $approximately $10,959,000 for the purposes of purchasing corn inventory from local growers.

●
An increase in advance from customers of approximately $3,098,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy. related to the sale of our products,

●	An increase on due to related party of $102,000.

We require capital to purchase corn inventory and fund our working capital needs. For the three months ended March 31, 2011 and 2010, pursuant to loan agreements, we borrowed approximately $12,481,000 and $1,512,000, respectively, for the purchase of corn inventory from local growers.  Amounts borrowed under these short-term loan agreements accrued interest at rates ranged from 5.81% to 6.75% and 7.47% per annum, respectively, and were repaid during the respective fiscal years.

At March 31, 2011 and December 31, 2010, loans payable consisted of the followings (dollars in thousands):

	March 31,	December 31,
	2011	2010
Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due on October 27, 2012 with annual interest at the banks base interest rate plus 80% (7.47% at December 31, 2010 ) secured by assets of the Company.	$-	$1,512

Loan payable to Jilin Gongzhuling Rural Cooperative Bank Agricultural Credit Union, due on February 27, 2014 with annual interest at the banks base interest rate plus 50% (6.75% at March 31, 2011 ) secured by assets of the Company.	1,522	-

Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due in November 2011 with annual interest at of 5.81 to 6.06% secured by assets of the Company.	10,959	-
	$12,481	$1,512

On January 31, 2011, we entered into an agreement with the shareholders of Jilin Defeng Seed Co, Ltd. (“Defeng”) , a Chinese limited liability company formed under laws of the PRC on September 29, 2003.  Pursuant to the Agreement, within 12 months after the execution of this Agreement, we shall have the option to purchase a 70% equity interest in Defeng through the issuance of additional shares of stock of Defeng, and the shareholders of Defeng will retain a 30% equity interest in Defeng.  Within 12 months after the execution of this Agreement, if we exercise our option to purchase the 70% equity interest in Defeng, we shall contribute certain land use right and real property rights related to the land locating at the east of 7 th Road of the Linxi Development Zone, the total value of which are approximately RMB 40,000,000 (approximately $5,900,000), and RMB 30,000,000 (approximately $4,400,000) in cash as our investment into Defeng.  The shareholders of Defeng shall use Defeng’s existing fixed assets and intangible assets (including but not limited to Seed Property Rights, Operating Rights and Sales Network), the total value of which are approximately RMB30,000,000 (approximately $4,400,000) as its investment into Defeng.  The registered capital of Defeng is currently RMB 30,000,000 and the shareholders of Defeng hold 100% equity interest in Defeng. After the Company’s investment into Defeng, the total registered capital of Defeng will be increased up to RMB 100,000,000, (approximately $14,700,000) of which we and the shareholders of Defeng shall maintain 70% and 30% respectively.  Defeng is engaged in the production of crossbred corn and the wholesale and sale of crop seeds.

We believe that our current levels of cash, cash flows from operations, and bank/related party borrowings, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience changed business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, the acquisition of Defeng and other acquisitions, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2011 and 2010 ( dollars in thousands):

	March 31,	March 31,
	2011	2010
Net cash used in operating activities	$(13,459)	$(9,842)
Cash flows provided by investing activities	$2,872	$13,988
Cash flows provided by financing activities	$11,003	$-
Effect of exchange rate on cash	$83	$7
Net increase in cash and cash equivalents	$499	$4,153

Net cash flow used in operating activities was $ 13,459,251 for the three months ended March 31, 2011 as compared to net cash flow provided by operating activities was $9,841,871 for the three months ended March 31, 2010.

Net cash flow used by operating activities for the three months ended March 31, 2011 was mainly due to

●
changes in operating assets and liabilities consisting primarily of an increase in prepaid taxes of $1,775,165 and inventories of $12,315,638 and a decrease in accounts payable of $3,811,264 and offset by an increase in advances from customers of $3,038,169, and .

●	Offset by net income of $1,240,347, adjusted for the add back (deduction) of non-cash items such as $119,418 of depreciation and the amortization of land use rights of $14,392.

Net cash flow used by operating activities for the three months ended March 31, 2010 was primarily attributable to

●
changes in operating assets and liabilities consisting primarily of a decrease in advances from customers of $3,886,599 and an increase in advances to suppliers of $12,725,505 and offset by a decrease in inventories of $4,570,134, a decrease in prepaid taxes of $634,390, and a decrease in accounts receivables of $899,458, and

●	Offset by net income of $758,344, adjusted for the add back (deduction) of non-cash items such as $109,937 of depreciation and the amortization of land use rights of $12,533,and

Net cash flow provided by investing activities was $2,872,352 for the three months ended March 31, 2011 as compared to  $13,987,663 for the comparable 2010 period. During the three months ended March 31, 2011, we collected loans receivable of $3,035,178 and make payments for the purchase of property and equipment and land use rights of $162,826. During the three months ended March 31, 2010, we collected loans receivable of $14,189,522, and make payments for the purchase of property and equipment and land use rights of $201,859.

Net cash flow provided by financing activities was $11,002,519 for the three months ended March 31, 2011; we received proceeds from bank loan of $12,444,229, and offset by the payment of loans of $1,517,589. There were no financing activities in the three months ended March 31, 2010.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2011, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Loans payable (1)	$1,522	-	1,522	-	-
Loan payable current portion	$10,959	10,959	-	-	-
Construction and equipment (2)	$2,536	2,536	-	-	-
Total Contractual Obligations:	$15,017	$13,495	$1,522	$-	$-

(1)	Historically, we have refinanced these bank loans for an additional term of one year and we expect to refinance these loans upon expiration.
(2)	Represents estimates remaining construction costs to build a grain storage facility.

Pursuant to PRC regulations, our PRC subsidiaries and VIEs require government approval in order to transfer assets, including cash, outside of the PRC, and certain transfers may be subject to a 10% tax.  As a result, the net assets of our PRC subsidiaries and VIEs are treated as restricted assets.  As of March 31, 2011 and December 31, 2010, the Company’s restricted net assets were approximately $34,773,000 and $33,153,000, respectively.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended March 31, 2011 and 2010, we had unrealized foreign currency translation gain of $214,398 and $16,745, because of the change in the exchange rate.

Related Party Transactions

Due to related party

From time to time, the Company’s chief executive officer advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  At March 31, 2011 and December 31, 2010, due to related parties consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010
Wei Yushan (majority shareholder and chief executive officer)	$4,325	$4,223

Total	$4,325	$4,223

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Our chief executive officer and chief financial officer, Yushan Wei evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer Mr. Wei concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

As of March 31, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.

  In order to correct the foregoing deficiencies, we have taken the following remediation measures:

●
We have engaged an outside consulting firm to help us on U.S. GAAP reporting compliance. We are also actively recruiting for a qualified U.S. GAAP experience to oversee and manage our financial reporting process and the required training of the accounting staff.

●
We are currently evaluating the needs for the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible and we have not been able to take steps to improve our internal controls over financial reporting. We, however, expect to take significant steps to implement this plan during the next 12 months.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-2, INC.

Date: May 23, 2011	By:	/s/ Yushan Wei
Yushan Wei Chief Executive Officer, Chief Financial Officer
and Principal Accounting Officer