Form 10-Q
period 2011-06-30
GSP-2, INC.
filed 2011-08-15
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-27195

GSP-2, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-3120288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gongzhuling State Agriculture Science and Technology Park, location of 998 kilometers, Line 102, Gongzhuling city, Jilin province, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 4346278415

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐    No   ☒

There were 13,800,000 shares of the Registrant’s Common Stock outstanding at August 12, 2011.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2011

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

PART 1— FINANCIAL INFORMATION

Item 1.	Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30	December 31
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$32,683,446	$12,867,137
Restricted cash	-	109
Accounts receivable	15,399,306	15,617,336
Advance payments to suppliers	6,437,646	-
Prepaid taxes	880,549	440,477
Inventories	14,009,435	6,510,886
Prepaid expenses and other assets	51	22,818

Total Current Assets	69,410,433	35,458,763

PROPERTY AND EQUIPMENT - net	8,761,353	8,786,661

OTHER ASSETS:
Loans receivable	-	6,049,790
Land use rights, net	2,860,025	2,674,006

Total Other Assets	2,860,025	8,723,796

Total Assets	$81,031,811	$52,969,220

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable - current portion	$12,376,238	$-
Accounts payable	2,321,749	6,029,060
Advances from customers	23,242,690	7,957,658
Other Payable	235,891	94,620
Due to related parties	4,396,476	4,222,574

Total Current Liabilities	42,573,044	18,303,912

LOAN PAYABLE, net of current portion	3,094,059	1,512,447

Total Liabilities	45,667,103	19,816,359

SHAREHOLDERS' EQUITY:

Preferred stock ($0.001 par value; 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common Stock ($0.001 par value, 100,000,000 shares authorized, 13,800,000 and 12,800,000
shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	13,800	12,800
Additional paid-in capital	5,657,339	5,658,339
Retained earnings	27,288,685	25,856,413
Statutory reserves	342,957	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	2,061,927	1,282,352

Total Shareholders' Equity	35,364,708	33,152,861

Total Liabilities and Shareholders' Equity	$81,031,811	$52,969,220

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$8,765,383	$26,588,032	$19,014,742	$40,364,092

COST OF REVENUES	7,745,624	23,526,772	16,241,759	35,475,861

GROSS PROFIT	1,019,759	3,061,260	2,772,983	4,888,231

OPERATING EXPENSES:
Selling	104,126	1,685,616	234,834	2,539,485
General and administrative	373,812	199,893	681,436	382,590
Total Operating Expenses	477,938	1,885,509	916,270	2,922,075

INCOME FROM OPERATIONS	541,821	1,175,751	1,856,713	1,966,156

OTHER INCOME (EXPENSES):
Interest income	19,617	129	20,116	404
Interest expense	(368,401)	(32,591)	(442,784)	(64,533)
Other income (expense)	(1,113)	1,744	(1,773)	1,350
Total Other Expenses	(349,897)	(30,718)	(424,441)	(62,779)

NET INCOME	$191,924	$1,145,033	$1,432,272	$1,903,377

COMPREHENSIVE INCOME:
NET INCOME	$191,924	$1,145,033	1,432,272	1,903,377

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	565,177	31,311	779,575	48,056
COMPREHENSIVE INCOME	$757,101	$1,176,344	$2,211,847	$1,951,433

EARNINGS PER SHARES:

Basic	$0.01	$0.09	$0.11	$0.15

Diluted	$0.01	$0.09	$0.11	$0.15

WEIGHTED AVERAGE NUMBER OF SHARES:

Basic	13,800,000	12,800,000	13,573,481	12,800,000

Diluted	13,800,000	12,800,000	13,573,481	12,800,000

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE, 31, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,432,272	$1,903,377
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation	235,986	203,511
Amortization of land use rights	29,441	47,676
Changes in operating assets and liabilities:
Accounts receivable	567,728	5,946,165
Prepaid taxes	(424,473)	813,033
Inventories	(4,200,910)	9,695,794
Other receivable	-	(14,313)
Prepaid and other current assets	22,989	19,110
Advances to suppliers	(6,354,887)	(293,208)
Accounts payable	(3,793,727)	146,897
Other payable	138,155	24,543
VAT and service taxes payable	-	448,786
Advances from customers	14,908,923	(23,110,375)

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	2,561,497	(4,169,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	3,054,284	16,533,182
Payments of loans receivable	-	(4,828,274)
Purchase of property and equipment	(12,679)	(116,156)
Purchase of land use rights	(152,714)	(286,178)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,888,891	11,302,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	110	-
Proceeds from loans payable	24,739,699	-
Payments of loans payable	(10,995,422)	-
Proceeds from related party advances	76,357	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,820,744	-

EFFECT OF EXCHANGE RATE ON CASH	545,177	47,480

NET INCREASE IN CASH	19,816,309	7,181,050

CASH - beginning of period	12,867,137	4,783,680

CASH - end of the period	$32,683,446	$11,964,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$359,657	$177,172
Income taxes	$-	$-
Non-cash operating activites
Receipt of inventory to offset loan receivable	$3,054,284	$-

See notes to consolidated financial statements

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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
June 30, 2011

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

Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”) is a PRC limited liability company formed under laws of the PRC on August 10, 2009 with a registered capital of RMB 1,000,000 (approximately $146,000).  Hengjiu currently is a development stage company and has yet to register with the State tax bureau. Hengjiu does not conduct any substantive operations of its own.

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
June 30, 2011

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2011 and December 31, 2010, the Company does not, based on a review of its outstanding balances, have an allowance for doubtful accounts.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at June 30, 2011 and December 31, 2010.

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

	Useful Life	Residual
Buildings and building improvements	8 – 20 Years	5%
Manufacturing equipment	5 – 10 Years	5%
Office equipment and furniture	3 – 10 Years	5%
Vehicles	4 – 10 Years	5%

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the period ended June 30, 2011 and 2010.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At June 30, 2011 and December 31, 2010, advances from customers amount to $23,242,690 and $7,957,658, respectively.

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Shipping costs

Shipping costs are included in selling expenses and totaled $38,422 and $1,500,325 for the three months ended June 30, 2011 and 2010, respectively,  and $108,728 and $2,285,709 for the six months ended June 30, 2011 and 2010, respectively.

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

Asset and liability accounts at June 30, 2011 and December 31, 2010 were translated at 6.464 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended June 30, 2011 and 2010 were 6.54818 RMB and 6.83474 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the periods ended June 30, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to common shareholders for basic and diluted net income per common share	$191,924	$1,145,033	$1,432,272	$1,903,377

Weighted average common shares outstanding - basic	13,800,000	12,800,000	13,573,481	12,800,000

Weighted average common shares outstanding - diluted	13,800,000	12,800,000	13,573,481	12,800,000

Net income per common share - basic	$0.01	$0.09	$0.11	$0.15
Net income per common share - diluted	$0.01	$0.09	$0.11	$0.15

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2011, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements were issued.

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04,  Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The Company will apply these amendments prospectively beginning in the first quarter of fiscal 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company will apply this amendment beginning in the first quarter of 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2011 and December 31, 2010, accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010
Accounts receivable	$15,399,306	$15,617,336
Less: allowance for doubtful accounts	-	-
	$15,399,306	$15,617,336

Included in Accounts receivable is $14,197,683 and $14,738,043 at June 30, 2011 and December 31, 2010 which is due from Defeng Seed Co., Ltd. (see Note 13).  These receivables are collateralized by equity interests in Defeng.

 NOTE 3 - INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30, 2011	December 31, 2010
Packaging materials	$47,428	$46,810
Finished goods	13,962,007	6,464,076
	14,009,435	6,510,886
Less: reserve for obsolete inventory	-	-
	$14,009,435	$6,510,886

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 – LOANS RECEIVABLE

At December 31, 2010, loans receivable consisted of non-interest bearing loans to a third-party individual who has a personal relationship with the Company’s chief executive officer. These loans are unsecured and generally have no specific repayments terms. At June 30, 2011 and December 31, 2010, loans receivable consisted of the following:

	June 30, 2011	December 31, 2010
Zhuang Weizhou	$-	$6,049,790

	$-	$6,049,790

The loan receivable amount outstanding at December 31, 2010 was subsequently settled in full through cash payment of approximately $3,025,000 during the first quarter of 2011 and the receipt of inventory of approximately $3,025,000 during the second quarter of 2011.

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consist of the following:

		June 30,	December 31,
	Useful Life	2011	2010
Office equipment and furniture	5 Years	$38,104	$35,282
Manufacturing equipment	5 - 10 Years	222,945	207,375
Vehicles	4 - 10 Years	859,208	840,002

Construction in progress	-	3,250,412	3,177,752
Building and building improvements	8 - 20 Years	5,543,196	5,419,283
		9,913,865	9,679,694
Less: accumulated depreciation		(1,152,512)	(893,033)
		$8,761,353	$8,786,661

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $235,986 and $203,511, of which $67,031 and $50,998 is included in cost of sales, respectively.  Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category.

The Company entered into a construction agreement to construct a grain storage facility in 2010. Future payments under this agreement amount to approximately $2,577,911.

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

At June 30, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	June 30, 2011	December 31, 2010
Land use rights	50 years	$2,991,393	$2,773,279
Less: accumulated amortization		(131,368)	(99,273)
		$2,860,025	$2,674,006

Amortization of land use rights attributable to future periods is as follows:
Twelve months ending June 30:
2012	$59,649
2013	59,649
2014	59,649
2015	59,649
2016	59,649
Thereafter	2,561,780
$2,860,025

NOTE 7 – ADVANCES FROM CUSTOMERS

At June 30, 2011 and December 31, 2010, advances from customers consisted of the following:

	June 30, 2011	December 31, 2010
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$8,923,626	$553,902
Nanning Grain Repository	14,167,392	7,251,012
Central Grain Reserve Gongzhu Ridge Depot	151,609	148,220
Others	63	4,524
Total	$23,242,690	$7,957,658

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related party

From time to time, the Company’s chief executive officer advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  At June 30, 2011 and December 31, 2010, due to related parties consisted of the following:

	June 30, 2011	December 31, 2010
Wei Yushan (majority shareholder and chief executive officer)	$4,396,476	$4,222,574

Total	$4,396,476	$4,222,574

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 – LOAN PAYABLE

At June 30, 2011 and December 31, 2010, loan payable consisted of the following:

	June 30, 2011	December 31, 2010
Loan payable to Jilin Gongzhuling Rural Cooperative Agricultural Credit Union Bank, due on February 27, 2014 with annual interest at the banks base interest rate plus 50% (9.10% and 7.47 % at June 30, 2011 and December 31, 2010, respectively ) secured by assets of the Company.	$3,094,059	$1,512,447

Loan payable to China Construction bank, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.20% at June 30, 2011 ) secured by assets of the Company.	12,376,238	-
	$15,470,297	$1,512,447

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

For the six months ended June 30, 2011 and 2010, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. The Company has a status as an agricultural preliminary processor pursuant to the PRC tax code, and the Company is exempt from income tax.

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax provision at China statutory rate of 25%	$67,496	$294,633	$408,437	$488,405
Permanent difference - China tax exemption	(67,496)	(294,633)	(408,437)	(488,405)
Total provision for income tax	$-	$-	$-	$-

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 12 – MAJOR CUSTOMERS

Three customers and two customers accounted approximately 100% of the Company’s revenue during the three months periods ended June 30, 2011 and 2010. Three customers and two customers accounted approximately 100% of the Company’s revenue during the six months periods ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, these customers represented 2% and 0% of the Company's total accounts receivable as of June 30, 2011 and December 31, 2010, respectively.

NOTE 13 – COMMITMENETS AND CONTINGENCIES

Agreement

On January 31, 2011, the Company entered into an agreement with the shareholders of Jilin Defeng Seed Co, Ltd. (“Defeng ”), a Chinese limited liability company formed under laws of the PRC on September 29, 2003.  Pursuant to the Agreement, within 12 months after the execution of this Agreement, the Company shall have the option to purchase a 70% equity interest in Defeng through the issuance of additional shares of stock of Defeng, and the shareholders of Defeng will retain a 30% equity interest in Defeng.  Within 12 months after the execution of this Agreement, if the Company exercises its option to purchase the 70% equity interest in Defeng, it shall contribute certain land use right and real property rights related to the land locating at the east of 7 th  Road of the Linxi Development Zone, the total value of which are approximately 40,000,000 RMB (approximately $5,800,000), and 30,000,000 RMB (approximately $4,400,000) in cash as its investment into Defeng.  The shareholders of Defeng shall use Defeng’s existing fixed assets and intangible assets (including but not limited to Seed Property Rights, Operating Rights and Sales Network), the total value of which are approximately 30,000,000 RMB (approximately $4,400,000) as its investment into Defeng.  The registered capital of Defeng is currently RMB 30,000,000 and the shareholders of Defeng hold 100% equity interest in Defeng. After the Company’s investment into Defeng, the total registered capital of Defeng will be increased up to RMB 100,000,000 (approximately $14,700,000) of which the Company and the shareholders of Defeng shall maintain 70% and 30% respectively.  Defeng is engaged in the production of crossbred corn and the wholesale sale of crop seeds.

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates subsequent events for purposes of recognition or disclosure in the financial statements up through the date the financial statements are issued. No subsequent event items were identity after the date of this financial statements and through the financial statements were available to be issued.

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the six months ended June 30, 2011 and 2010 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the periods ended June 30, 2011 and 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Useful Life
Building and building improvements	8 – 20 Years
Manufacturing equipment	5 – 10 Years
Office equipment and furniture	3 – 10 Years
Vehicles	4 – 10 Years

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

Asset and liability accounts at June 30, 2011 and December 31, 2010 were translated at 6.464 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended June 30, 2011 and 2010 were 6.54818 RMB and 6.83474 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the periods ended June 30, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04,  Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The Company will apply these amendments prospectively beginning in the first quarter of fiscal 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company will apply this amendment beginning in the first quarter of 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	% of Revenue	2010	% of Revenue	2011	% of Revenue	2010	% of Revenue
Net revenues	$8,765	100.0%	$26,588	100.0%	$19,015	100.00%	$40,364	100.00%
Cost of revenues	7,745	88.4%	23,527	88.5%	16,242	85.4%	35,476	87.9%
Gross profit	1,020	11.6%	3,061	11.5%	2,773	14.6%	4,888	12.1%
Operating expenses	478	5.5%	1,885	7.1%	916	4.8%	2,922	7.2%
Income from operations	542	6.2%	1,176	4.4%	1,857	9.8%	1,966	4.9%
Other (income) expenses, net	(350)	(4.0)%	(31)	(0.1)%	(425)	(2.2)%	(63)	(0.2)%
Income before provision for income taxes	192	2.2%	1,145	4.3%	1,432	7.5%	1,903	4.7%
Provision for income taxes	-	-%	-	-%	-	-%	-	-%
Net income	192	2.2%	1,145	4.3%	1,432	7.5%	1,903	4.7%
Other comprehensive income: Foreign currency translation adjustments	565	6.4%	31	0.1%	780	4.1%	48	0.1%
Comprehensive income	757	8.6%	1,176	4.4%	2,212	11.6%	1,951	4.8%

Results of Operations for the three and six months ended June 30, 2011 and 2010

Revenues. For the three months ended June 30, 2011, we had net revenues of $8,765,383, as compared to net revenues of $26,588,032 for the three months ended June 30, 2010, a decrease of $17,822,649 or 67.0%. For the six months ended June 30, 2011, we had net revenues of $19,014,742, as compared to net revenues of $40,364,092 for the six months ended June 30, 2010, a decrease of $21,349,350 or 52.9%. For the three months and six months ended June 30, 2011 and 2010, the Company generated 100% of its revenue from its corn product line.

The decrease in revenues from the sale of corn for the three months and six months ended June 30, 2011 was primarily attributable to a significant decrease in sales volume from 2010 to 2011. For the three months ended June 30, 2011, we sold approximately 28,376 metric tons of corn compared to 105,884 metric tons in the three months ended June 30, 2010, a decrease of approximately 77,508 metric tons or 73.2%. For the six months ended June 30, 2011, we sold approximately 60,851 metric tons of corn compared to 162,428 metric tons for the six months ended June 30, 2010, a decrease of approximately 101,577 metric tons or 62.5%. Our major sales contracts were signed later in 2011 as compared to 2010, as a result, the corn delivery dates for those contracts in 2011 are more concentrated in the third quarter of 2011. As such, there was a significant decrease in sales in the second quarter of 2011 as compared to the same period in the prior year. The decrease was partially offset by a 22.3% and 26.7% increase in our selling price in the three months and six months period ended June 30, 2011, respectively. Additionally, the Company’s largest customer Guangxi National Granary Reserves had contracted us to supply corns and pay the shipping and freight charges on their behalf and allowed us to adjust our sales price to cover these charges in 2010. In the three and six months ended June 30, 2011, majority of our customers’ shipping and freight charges were directly paid to the shipper by our customers. For the three months and six months ended June 30, 2011, the average sales price was approximately $307.1 and $314.9 per metric ton, respectively, as compared to the average sale price of approximately $251.1 and $248.5 per metric ton for the three months and six months ended June 30, 2010, respectively. The three months per metric ton selling price in the second quarter of 2011 decreased slightly as compared to the six months selling price in 2011 because we had to fulfill contracts signed previously with a lower fixed price in the second quarter of 2011. For the three and six months periods ended June 30, 2011, our sales were concentrated on three customers, Guangxi National Granary Reserves/Grain Storage Center, Liuzhou Grain Storage Center and Huanglong Food Industry Co., Ltd. For the three and six months periods ended June 30, 2010, we primarily sold to Guangxi National Granary Reserves and Naning Grain Storage Center, Liuzhou Grain Storage Center. Due to inflation in China, general agriculture products prices such as corn prices have continued rising in 2011.

In 2009, in accordance with a Seed Purchase Agreement between us and Jilin Defeng Seed Co, Ltd. (“Defeng”) dated on April 5, 2009, we were entrusted by Defeng to plant main crop parental seeds. Under such arrangement, Defeng sells parental seeds to us at an agreed price; we arrange the planting of these seeds in accordance with plans formulated by Defeng and we sell all seeds produced to Defeng at an agreed price. Under PRC law, production of main crop parental seeds requires the Seed Production License, which may be obtained by the entity that entrusts the seeds production or the entity that is entrusted to conduct the production. Defeng has one Seed Production License. We enter into crop seed production contracts with local contractors that in turn contract local farmers and utilize local farmers’ leased land. According to these contracts, the local contractors will manage local farmers using the leased land to plant seeds and they provide all seeds planted and cultivated to us. We pay the local contractors a contract fees and provide the local farmers with fertilizer and the parental seeds. For the three and six months period ended June 30, 2011 and 2010, we did not generate any revenue from the corn seed business line.

Cost of sales. Cost of sales decreased by $ 15,781,148, or 67.1%, from $23,526,772 for the three months ended June 30, 2010 to $7,745,624 for the three months ended June 30, 2011. Cost of sales decreased by $ 19,234,102, or 54.2%, from $35,475,861 for the six months ended June 30, 2010 to $16,241,759 for the six months ended June 30, 2011. The decrease was attributable to the decrease in our sales volume and partially offset by the increase in the corn unit purchase price of 14.1% and 15.6% for the three months and six months ended June 30, 2011, respectively. Due to inflation and increasing demand in animal feed in China , we expect the cost of corn price will continue to increase.

Gross profit and gross margin. Our gross profit was $1,019,759 for the three months ended June 30, 2011 as compared to $3,061,260 for the three months ended June 30, 2010, representing gross margins of 11.6% and 11.5%, respectively. Our gross profit was $2,772,983 for the six months ended June 30, 2011 as compared to $4,888,231 for the six months ended June 30, 2010, representing gross margins of 14.6% and 12.1%, respectively. The increase in our gross margin percentage was mainly attributable a higher gross margin recognized from the sale of corn in 2011 as a result of the increase in the corn unit selling price in 2011.

Selling expenses. Selling expenses were $104,126 for the three months ended June 30, 2011 and $1,685,616 for the comparable period in 2010, a decrease of $1,581,490 or 93.8%. Selling expenses were $234,834 for the six months ended June 30, 2011 and $2,539,485 for the comparable period in 2010, a decrease of $2,304,651 or 90.8%. Selling expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shipping and handling	$38	$1,631	$111	$2,417
Depreciation and amortization	40	25	67	51
Diesel	5	1	17	23
Other	21	19	40	48
	$104	$1,686	$235	$2,539

For the three months ended June 30, 2011, shipping and handling decreased by $1,593,000 or 97.7% as compared to the same period in 2010. For the six months ended June 30, 2011, shipping and freight decreased by $2,306,000 or 95.4% as compared to the same period in 2010. In 2011, majority of our customers paid the shipping and freight charges directly to the shipper.  In 2010, we incurred these shipping and freight expenses and increased out selling price to cover these costs for our largest customer. Whether the shipping and freight fees will be paid by us might vary depends on the contract terms we have with our customers in the future.

For the three months ended June 30, 2011, depreciation and amortization expenses increased by $15,000 or 60.0% as compared to the same period in 2010. For the six months ended June 30, 2011, depreciation and amortization expenses increased by $16,000 or 31.4% as compared to the same period in 2010. The increase in depreciation and amortization expenses was due to more assets and intangible assets being depreciated and amortized in 2011.

For the three months ended June 30, 2011, diesel fuel expenses increased by $4,000 or 400.0% as compared to the same period in 2010. The increase was due to more diesel was purchased in the second quarter of 2011. For the six months ended June 30, 2011, diesel expenses decreased by $6,000 or 26.1% as compared to the same period in 2010. The decrease in diesel expenses in 2011was due to more diesel fuel was purchased in the first three months of 2010.

For the three and six months ended June 30, 2011, other selling expenses were materially consistent with the same period in 2010. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $373,812 for the three months ended June 30, 2011, as compared to $199,893 for the comparable 2010 period, an increase of $173,919 or 87.0%. General and administrative expenses amounted to $681,436 for the six months ended June 30, 2011, as compared to $382,590 for the comparable 2010 period, an increase of $298,846 or 78.1%. General and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation and related benefits	$125	$58	$181	$112
Depreciation and Amortization	93	102	199	199
Professional fees	54	-	168	2
Travel and entertainment	10	13	16	18
Other	92	27	117	52
	$374	$200	$681	$383

Depreciation and amortization expenses and travel and entertainment expenses were materially consistent for the three and six months periods ended June 30, 2011 and 2010.

For the three months ended June 30, 2011, compensation and related benefits increased by $67,000 or 115.5% as compared to the comparable 2010 period. For the six months ended June 30, 2011, compensation and related benefits increased by $69,000 or 61.6% as compared to the comparable 2010 period. The increase was primarily because we start paying fixed salary to our executive management team, included our CEO and COO, in the second quarter of 2011.

For the three months ended June 30, 2011, professional fees increased by $54,000 or 87% as compared to the comparable 2010 period. For the six months ended June 30, 2011, professional fees increased by $166,000 or 8300% as compared to the comparable 2010 period. In February 2011, we acquired Hengchang Agriculture and Hengjiu through share exchanges and incurred additional audit and legal fees for the transaction. As a result of becoming a public reporting company, we will incur audit, legal and other consulting fees on a regular basis.

For the three months ended June 30, 2011, other general and administrative expenses increased by $65,000 or 240.7% as compared to the comparable 2010 period. For the six months ended June 30, 2011, other expenses increased by $66,000 or 129.4% as compared to the comparable 2010 period. The increase was primarily due to increase in various insurance, miscellaneous taxes and fees paid in 2011.

Income from operations. For the three months ended June 30, 2011, income from operations was $541,821 as compared to $1,175,751 for the comparable period in 2010, a decrease of $633,930 or 53.9%. For the six months ended June 30, 2011, income from operations was $1,856,713 as compared to $1,966,156 for comparable period in 2010, a decrease of $109,444 or 5.6%.

Other expenses. For the three months ended June 30, 2011, other expenses amounted to $349,897 as compared to other expenses of $30,718 for the three months ended June 30, 2010, an increase of $319,179 or 1039.1%.   For the six months ended June 30, 2011, other expenses amounted to $424,441 as compared to other expenses of $62,779 for the six months ended June 30, 2010, an increase of $361,662 or 576.1%.  The increase in other expenses was primarily related to an increase in loan interest expense of $335,810 or 1030.4% and $378,251 or 586.1% for the three and six months ended June 30, 2011, respectively, as compared to the same period in 2010.  In 2011 and 2010, pursuant to loan agreements, the Company borrowed approximately $15,470,000 and $1,512,000, respectively, for the purchase of corn inventory from local growers.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. We are qualified as an agricultural preliminary processor pursuant to the PRC tax code and exempt from the income tax.  The estimated tax savings due to the tax exemption for the three months periods ended June 30, 2011 and 2010 amounted to approximately $67,000 and $295,000, respectively. The estimated tax savings due to the tax exemption for the six months periods ended June 30, 2011 and 2010 amounted to approximately $408,000 and $488,000, respectively.

Net income. As a result of the factors described above, our net income for the three months periods ended June 30, 2011 and 2010 was $191,924 and $1,145,033, respectively, a decrease of $953,109 or 83.2%. Our net income for the six months periods ended June 30, 2011 and 2010 was $1,432,272 and $1,903,377, respectively, a decrease of $471,105 or 24.8%.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $565,177 and $31,311 for the three months ended June 30, 2011 and 2010, respectively. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $779,575 and $48,056 for the six months ended June 30, 2011 and 2010, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended June 30, 2011 and 2010, comprehensive income amounted to $757,101 and $1,176,344, respectively were derived from the sum of our net income of $191,924 plus foreign currency translation gains of $565,177 in 2011 and net income of $1,145,033 plus foreign currency translation gains of $31,311 in 2010, respectively. For the six months ended June 30, 2011 and 2010, comprehensive income amounted to $2,211,847 and $1,951,433, respectively were derived from the sum of our net income of $1,432,272 plus foreign currency translation gains of $779,575 in 2011 and net income of $1,903,377 plus foreign currency translation gains of $48,056 in 2010, respectively.

Liquidity and Capital Resources

At June 30, 2011, our balance of cash was $32,683,446 comparing to $12,867,137 as of December 31, 2010. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn from local farmers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,

●	Addition of management, administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	Development of new products in the seed industry to complement our current products,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and

●	Capital expenditures to acquire a licensed seed company.

Changes in our working capital position are summarized as follows (dollars in thousands):
	June 30, 2011	December 31, 2010	Increase Working Capital
Current assets	$69,410	$35,459	$33,951
Current liabilities	42,573	18,304	24,269
Working Capital	$26,837	$17,155	$9,682

Our working capital increased approximately $9,682,000 primarily attributable to:

●	a net increase in cash and restricted cash of approximately $19,816,000

●	a net increase in advance payments to suppliers of approximately $6,438,000

●	a net increase in inventories of approximately $7,499,000

●	a net increase in prepaid taxes of approximately $440,000

●	A decrease in accounts payable of $3,707, 000.

Offset by:

●	An increase in loan payable current portion of approximately $12,376,000 for the purposes of purchasing corn inventory from local growers.

●
An increase in advance from customers of approximately $15,285,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy. related to the sale of our products,

We require capital to purchase corn inventory and fund our working capital needs. For the six months ended June 30, 2011 and 2010, pursuant to loan agreements, we borrowed approximately $15,470,000 and $1,512,000, respectively, for the purchase of corn inventory from local growers.  Amounts borrowed under these short-term loan agreements accrued interest at rates ranged from 8.20% to 9.10% per annum in 2011 and 7.29% to 7.5% in 2010, respectively, and were repaid during the respective fiscal years.

At June 30, 2011 and December 31, 2010, loans payable consisted of the followings (dollars in thousands):

	June 30, 2011	December 31, 2010
Loan payable to Jilin Gongzhuling Rural Cooperative Agricultural Credit Union Bank, due on February 27, 2014 with annual interest at the banks base interest rate plus 50% (9.10% and 7.47 % at June 30, 2011 and December 31, 2010, respectively ) secured by assets of the Company.	$3,094,059	$1,512,447

Loan payable to China Construction bank, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.20% at June 30, 2011 ) secured by assets of the Company.	12,376,238	-
	$15,470,297	$1,512,447

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2011 and 2010 ( dollars in thousands):
	June 30, 2011	June 30, 2010
Net cash provided (used) in operating activities	$2,561	$(4,169)
Cash flows provided by investing activities	$2,889	$11,303
Cash flows provided by financing activities	$13,821	$-
Effect of exchange rate on cash	$545	$47
Net increase in cash and cash equivalents	$19,816	$7,181

Net cash flow provided in operating activities was $ 2,561,497 for the six months ended June 30, 2011 as compared to net cash flow used by operating activities of $4,169,004 for the six months ended June 30, 2010.

Net cash flow provided by operating activities for the six months ended June 30, 2011 was mainly due to

●	Net income of $1,432,272 adjusted for the add back of non-cash items such as $235,986 of depreciation and the amortization of land use rights of $29,441.
●
Changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $567,728 and an increase in advances from customers of $14,908,923 and offset by an increase in prepaid taxes of $424,473, an increase in inventories of $4,200,910, an increase in advances to suppliers of $6,354,887, and a decrease in accounts payable of $3,793,727.

Net cash flow used by operating activities for the six months ended June 30, 2010 was primarily attributable to

●
Changes in operating assets and liabilities consisting primarily of a decrease in advances from customers of $23,110,375 and an increase in advances to suppliers of $293,208 and offset by a decrease in accounts receivable of $5,946,165, a decrease in inventories of $9,695,794, a decrease in prepaid taxes of $813,033, and an increase in VAT and service taxes payable of $448,786.

●	Offset by net income of $1,903,377, adjusted for the add back (deduction) of non-cash items such as $203,511 of depreciation and the amortization of land use rights of $47,676.

Net cash flow provided by investing activities was $2,888,891 for the six months ended June 30, 2011 as compared to $11,302,574 for the comparable 2010 period. During the six months ended June 30, 2011, we collected loans receivable of $3,054,284 and make payments for the purchase of property and equipment and land use rights of $165,393. During the six months ended June 30, 2010, we collected loans receivable of $16,533,182, and make payments for loans receivable of $4,828,274 and for the purchase of property and equipment and land use rights of $402,334.

Net cash flow provided by financing activities was $13,820,744 for the six months ended June 30, 2011; we received proceeds from bank loan of $24,739,699, and offset by the payment of loans of $10,995,422. There were no financing activities in the six months ended June 30, 2010.

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2011, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

	Payments Due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Loans payable (1)	$3,094	-	3,094	-	-
Loan payable current portion	$12,376	12,376	-	-	-
Construction and equipment (2)	$2,578	2,578	-	-	-
Total Contractual Obligations:	$18,048	$14,954	$3,094	$-	$-

(1)	Historically, we have refinanced these bank loans for an additional term of one year and we expect to refinance these loans upon expiration.
(2)	Represents estimates remaining construction costs to build a grain storage facility.

Pursuant to PRC regulations, our PRC subsidiaries and VIEs require government approval in order to transfer assets, including cash, outside of the PRC, and certain transfers may be subject to a 10% tax.  As a result, the net assets of our PRC subsidiaries and VIEs are treated as restricted assets.  As of June 30, 2011 and December 31, 2010, the Company’s restricted net assets were approximately $35,586,000 and $33,153,000, respectively.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended June 30, 2011 and 2010, we had unrealized foreign currency translation gain of $565,177 and $31,311, because of the change in the exchange rate. For the six months ended June 30, 2011 and 2010, we had unrealized foreign currency translation gain of $779,575 and $48,056, because of the change in the exchange rate.

Related Party Transactions

From time to time, the Company’s chief executive officer advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  At June 30, 2011 and December 31, 2010, due to related parties consisted of the following (dollars in thousands):

	June 30, 2011	December 31, 2010
Wei Yushan (majority shareholder and chief executive officer)	$4,396	$4,223

Total	$4,396	$4,223

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Our chief executive officer and chief financial officer, Yushan Wei evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer Mr. Wei concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011.

As of June 30, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-2, INC.

Date: August 15, 2011	By:	/s/ Yushan Wei
Yushan Wei Chief Executive Officer, Chief Financial Officer
and Principal Accounting Officer

GSP-2, INC.

Date: August 15, 2011	By:	/s/ Yuejun Li
Yuejun Li Chief Financial Officer and Principal Accounting Officer