Form 10-Q
period 2011-09-30
GSP-2, INC.
filed 2011-11-21
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 13,800,000 shares of the Registrant’s Common Stock outstanding at November 18, 2011.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2011

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	1
	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	2
	Notes to Unaudited Consolidated Financial Statements.	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	31
Item 4	Controls and Procedures.	32
PART II - OTHER INFORMATION

Item 5	Other Information
Item 6.	Exhibits.	33

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements ” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

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

PART 1— FINANCIAL INFORMATION

Item 1.	Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30	December 31
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,624,060	$12,867,137
Restricted cash	-	109
Accounts receivable	20,105,837	15,617,336
Advance payments to suppliers	13,668,130	-
Prepaid taxes	-	440,477
Inventories	14,942,455	6,510,886
Biological assets	323,464	-
Prepaid expenses and other assets	644,578	22,818

Total Current Assets	64,308,524	35,458,763

PROPERTY AND EQUIPMENT - net	12,777,530	8,786,661

OTHER ASSETS:
Loan receivable	-	6,049,790
Investment in related party company	156,206	-
Land use rights, net	12,977,904	2,674,006

Total Other Assets	13,134,110	8,723,796

Total Assets	$90,220,164	$52,969,220

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable - current portion	$15,620,607	$-
Accounts payable	1,350,300	6,029,060
Facility and land use right payable	16,033,643	-
Advances from customers	12,258,470	7,957,658
Other Payable	270,147	94,620
Taxes Payable	675,911	-
Due to related parties	4,088,264	4,222,574

Total Current Liabilities	50,297,342	18,303,912

LOANS PAYABLE, net of current portion	-	1,512,447

Total Liabilities	50,297,342	19,816,359

SHAREHOLDERS' EQUITY:

Preferred stock ($0.001 par value; 10,000,000 shares authorized, none issued
and outstanding)	-	-
Common Stock ($0.001 par value, 100,000,000 shares authorized, 13,800,000 and 12,800,000
shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	13,800	12,800
Additional paid-in capital	8,731,420	5,658,339
Retained earnings	28,363,794	25,856,413
Statutory reserves	347,445	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	2,466,363	1,282,352

Total Shareholders' Equity	39,922,822	33,152,861

Total Liabilities and Shareholders' Equity	$90,220,164	$52,969,220

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER30, 2011 and 2010
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$27,789,275	$3,854,803	$46,804,017	$44,218,895

COST OF REVENUES	25,979,766	3,779,021	42,430,937	39,431,508

GROSS PROFIT	1,809,509	75,782	4,373,080	4,787,387

OPERATING EXPENSES:
Selling	174,849	18,379	342,652	2,458,258
General and administrative	294,618	62,399	833,674	319,913
Total Operating Expenses	469,467	80,778	1,176,326	2,778,171

INCOME (LOSS) FROM OPERATIONS	1,340,042	(4,996)	3,196,754	2,009,216

OTHER INCOME (EXPENSES):
Interest income	385	16	20,501	420
Interest expense	(239,337)	(36,564)	(682,121)	(101,097)
Other income (expense)	(10,273)	2,217	(12,046)	3,567
Total Other Expenses	(249,225)	(34,331)	(673,666)	(97,110)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,090,817	(39,327)	2,523,088	1,912,106

PROVISION FOR INCOME TAXES	11,220	-	11,220	-

NET INCOME (LOSS)	$1,079,597	$(39,327)	$2,511,868	$1,912,106

COMPREHENSIVE INCOME:
NET INCOME (LOSS)	$1,079,597	$(39,327)	$2,511,868	$1,912,106

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	404,437	397,430	1,184,012	445,486
COMPREHENSIVE INCOME	$1,484,034	$358,103	$3,695,880	$2,357,592

EARNINGS PER SHARES:

Basic and diluted	$0.08	$(0.00)	$0.18	$0.15

WEIGHTED AVERAGE NUMBER OF SHARES:

Basic and diluted	13,800,000	12,800,000	13,649,817	12,800,000

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,511,868	$1,912,106
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation	390,478	320,976
Amortization of land use rights	61,181	52,331
Changes in operating assets and liabilities:
Accounts receivable	(4,230,796)	7,497,100
Prepaid taxes	447,639	815,220
Inventories	(5,012,278)	8,061,248
Prepaid and other current assets	(611,065)	(418,427)
Advance payments to suppliers	(13,449,200)	-
Accounts payable	(2,696,667)	316,972
Other payable	29,479	(8,958)
VAT and service taxes payable	665,085	503,640
Advances from customers	3,975,068	(25,990,252)

NET CASH USED IN OPERATING ACTIVITIES	(17,919,208)	(6,938,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	3,074,080	17,604,600
Increase in loan receivable	-	(5,868,200)
Investments in related party company	(153,704)	-
Purchase of property and equipment	(315,611)	(105,770)
Purchase of land use rights	(153,704)	(246,934)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,451,061	11,383,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	40,270,458	1,467,050
Proceeds from capital contribution	3,074,081	-
Payments of loans payable	(26,437,094)	-
Payments to related party advances	(125,955)
Proceeds from related party advances	-	1,070,284

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,781,490	2,537,334

EFFECT OF EXCHANGE RATE ON CASH	443,579	222,676

NET INCREASE IN CASH	1,756,922	7,205,662

CASH - beginning of period	12,867,137	4,783,680

CASH - end of the period	$14,624,059	$11,989,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$682,121	$101,097
Income taxes	$-	$-
Non-cash investing and fiancing activites:
Receipt of inventory to offset loan receivable	$3,074,081	$2,003,040
Receipt of biological assets to offset accounts receivable	$318,283	-
Acquisition of property and related land use right and
construction in progress for payable	$13,678,220	$-

See notes to consolidated financial statements

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 –	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

GSP-2, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 31, 2009 as a blank check development stage company formed for the purpose of acquiring an operating business, through a merger, stock exchange, asset acquisition or similar business combination. On February 11, 2011, the Company completed the reverse acquisition of Shiny Gold Holdings Limited (“Shiny Gold”) through a share exchange transaction (the “Share Exchange”) whereby the Company acquired all of the issued and outstanding ordinary shares of Shiny Gold in exchange for 12,800,000 shares of our common stock, which shares constituted approximately 92.8% of our issued and outstanding shares, as of and immediately after the consummation of the Share Exchange.  As a result of the Share Exchange, Shiny Gold became the Company’s wholly owned subsidiary and the former shareholders of Shiny Gold became the Company’s controlling stockholders.  The Share Exchange was treated as a reverse acquisition, with Shiny Gold as the acquirer and the Company as the acquired party. Through its affiliated companies and subsidiaries, the Company is now a China-based agriculture company which engages in research and genetic development of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. The Company sells high quality agricultural products as raw materials for commercial livestock feeding and other renewable energy uses.

Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK Produce (HK) Investments, Ltd., a Hong Kong company (“Heng Chang HK”).  Heng Chang HK owns all of the share capital of Siping Hengchang Business Consultants Co., Ltd. (“Hengchang Business Consultants”), a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Jilin Hengchang Agriculture Development Co., Ltd. (“Hengchang Agriculture”) and Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”)  (together, the “Operating Companies”) and their respective shareholders. The following is a summary of each of the Contractual Arrangements:

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
September 30, 2011

NOTE 1 –	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Hengchang Agriculture is a Chinese limited liability company and was formed under laws of the People’s Republic of China (the “PRC”) on September 9, 2004 under the name of Jilin Hengchang Foodstuff Purchasing and Storage Co. Ltd. (“Hengchang Purchasing”) with registered capital of RMB 5.0 million (approximately $729,000). On August 12, 2010, pursuant to the Limited Liability Corporation Modification Registration Application filed with the Siping City Administration for Industry & Commerce, Hengchang Purchasing’s name was changed to Hengchang Agriculture.  Hengchang Agriculture is primarily engaged in the business of development, purchasing and distribution of agricultural products including corn, soybean, and crop seeds.  .

Hengjiu is a PRC limited liability company formed under laws of the PRC on August 10, 2009 with a registered capital of RMB 1.0 million (approximately $146,000).  In July 2011, the registered capital of Hengjiu was increased from RMB 1.0 million (approximately $146,000) to RMB 21.0 million (approximately $3.1 million). The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 10.7 million (approximately $1.6 million) and RMB 10.0 million (approximately $1.5 million), respectively. Hengjiu is primarily engaged in the grain storage business.

Hengchang Agriculture’s Chairman of the Board of Directors and 52% majority shareholder, Mr. Yushan Wei is also Hengjiu’s Chairman of the Board of Directors and principal shareholder. Almost all of Hengjiu’s assets are used in Hengchang’s business operations and controlled and managed by Mr. Wei. Shiny Gold controls and receives the economic benefits of the Operating Companies’ business operations through the Contractual Arrangements, but does not own any equity interests in the Operating Companies.  In addition, as a result of the Contractual Arrangements, the Operating Companies are deemed to be Shiny Gold’s variable interest entities and, accordingly, Shiny Gold consolidates the Operating Companies’ results, assets and liabilities into its financial statements.

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
September 30, 2011

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
September 30, 2011

NOTE 1 –	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2011 and December 31, 2010, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $13,668,130 and $0 at September 30, 2011 and December 31, 2010, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at September 30, 2011 and December 31, 2010.

Biological assets

Biological assets are purchased male and female lines of parent corn seeds for cross-pollinating. Management believes the parent will produce seed products which when sold to their customers, will allow the Company’s customers to grow faster and better quality crops.  The Company has contracted to have a third party using the purchased parent corn seeds to grow hybrid seed products.  The costs to purchase and ship these seeds to the third party are capitalized as biological assets until they become commercially viable. The third party is responsible for growing hybrid seed products and all other costs including labor to cultivate the seedlings, fertilizer and other products used to grow the seedlings and resulting plants and sell the hybrid seed products to the Company at harvest. The cost of the parent corn seeds and the cost of purchasing the hybrid seed products will be allocated into inventory when the Company receives the commercially viable seed products. If management determines that biological assets are not growing in accordance to desired results, at such time, management impairs the biological assets to the extent that desired results are not achieved. As of September 30, 2011 and December 31, 2010, the biological assets were $323,464 and $0, respectively.

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 –	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Useful Life	Residual
Buildings and building improvements	8 – 20 Years	5%
Manufacturing equipment	5 – 10 Years	5%
Office equipment and furniture	4 – 10 Years	5%
Vehicles	4 – 10 Years	5%

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the period ended September 30, 2011 and 2010.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At September 30, 2011 and December 31, 2010, advances from customers amounted to $12,258,470 and $ 7,957,658 respectively.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Shipping costs

Shipping costs are included in selling expenses and totaled $94,746 and $28,583 for the three months ended September 30, 2011 and 2010, respectively,  and $203,474 and $2,314,292 for the nine months ended September 30, 2011 and 2010, respectively.

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

Asset and liability accounts at September 30, 2011 and December 31, 2010 were translated at 6.4018 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended September 30, 2011 and 2010 were 6.50601 RMB and 6.8164 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the periods ended September 30, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Reclassification

Certain prior year general and administrative expenses were reclassified as cost of revenues to confirm to the current year presentation. These changes had no impact on the total revenues, operating income, net income, earnings (loss) per share or the balance sheet.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common shareholders for basic and diluted net income per common share	$1,079,597	$(39,327)	$2,511,868	$1,912,106

Weighted average common shares outstanding –basic and diluted	13,800,000	12,800,000	13,649,817	12,800,000

Net income per common share – basic and diluted	$0.08	$0.00	$0.18	$0.15

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2011, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements were issued.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In September 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (“ASU 2010-25”). ASU 2010-25 clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company’s adoption of ASU 2010-25 did not have material impact on the Company’s consolidated financial statements.

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

In May 2011, FASB issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, ASU 2011-04,  Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The Company will apply these amendments prospectively beginning in the first quarter of fiscal 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 –	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company will apply this amendment beginning in the first quarter of 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2011 and December 31, 2010, accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$20,105,837	$15,617,336
Less: allowance for doubtful accounts	-	-
	$20,105,837	$15,617,336

Included in accounts receivable is $15,218,375 and $14,738,043 at September 30, 2011 and December 31, 2010 which is due from Defeng Seed Co., Ltd. (“Defeng”) (see Note 17).  These receivables are collateralized by equity interests in Defeng.   At September 30, 2011 and December 31, 2010, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 - INVENTORIES

At September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Packaging materials	$140,689	$46,810
Finished goods	14,801,766	6,464,076
	14,942,455	6,510,886
Less: reserve for obsolete inventory	-	-
	$14,942,455	$6,510,886

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 4 – LOAN RECEIVABLE

Loan receivable consisted of non-interest bearing loans to a third-party individual who has a personal relationship with the Company’s chief executive officer. These loans are unsecured and generally have no specific repayments terms. The Company has collected the loan receivable in full through inventory and cash collections during the nine months ended September 30, 2011. At September 30, 2011 and December 31, 2010, loans receivable consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Zhuang Weizhou	$-	$6,049,790

NOTE 5 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At September 30, 2011 and December 31, 2010, advance payments to suppliers consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Advance payments to corn suppliers	$6,464,155	$-
Advance payments to corn seed suppliers	7,185,479	-
Other	18,496	-
	$13,668,130	$-

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property and equipment consist of the following:

		September 30,	December 31,
		2011	2010
	Useful Life	(Unaudited)
Office equipment and furniture	4-10 Years	$38,017	$35,282
Manufacturing equipment	5 - 10 Years	703,659	207,375
Vehicles	4 - 10 Years	1,175,336	840,002

Construction in progress	-	3,592,611	3,177,752
Buildings and building improvements	8 - 20 Years	8,587,068	5,419,283
		14,096,691	9,679,694
Less: accumulated depreciation		(1,319,161)	(893,033)
		$12,777,530	$8,786,661

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $390,478 and $320,976, of which $321,824 and $247,090 is included in cost of sales, respectively.  For the three months ended September 30, 2011 and 2010, depreciation expense amounted to $154,492 and $117,465, of which $128,192 and $94,417 is included in cost of sales, respectively.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 - PROPERTY AND EQUIPMENT (continued)

The Company entered into a construction agreement to construct a grain storage facility (“Grain Storage Construction”) in 2010. Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category. Future payments under the Grain Storage Construction agreement amounted to $2,602,958. The Company expects to complete the construction in early 2012.

The Company signed an asset transfer agreement to purchase Jiling National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011 and the assets were fully transferred in August 2011. Included in the purchase price, approximately 22.2 million RMB (approximately $3.5 million) was related to the property and equipment and RMB 64.8 million was related to the land use rights (approximately $10.1 million).

NOTE 7-  INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jiling Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr. Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.   As of September 30, 2011, Hengchang Fertilizer did not have any operations. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture  intends to acquire 100% of the ownership in Hengchang Fertilizer by December 31, 2011.

NOTE 8 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. In 2009, the Company acquired land use rights for approximately $2,165,000 for 123,000 square meters located in Gongzhuling, Jilin, China. The Company is currently developing this land and constructing a grain storage and logistics center. In connection with the Demonstration Park purchase (see Note 6) in 2011, the Company obtained land use rights for approximately $10.1 million for 180,000 square meters located in Gongzhuling, Jilin, China. The Company’s land use rights have terms that expire in January 2058 through September 2061. The Company amortizes these land use rights over the term of the respective land use rights. The lease agreement does not have any renewal options.

At September 30, 2011 and December 31, 2010, land use rights consist of the following:

		September 30, 2011	December 31, 2010
	Useful Life	(Unaudited)
Land use rights	50 years	$13,142,611	$2,773,279
Less: accumulated amortization		(164,707)	(99,273)
		$12,977,904	$2,674,006

Amortization of land use rights attributable to future periods is as follows:

Twelve months ending September 30:
2012	$262,852
2013	262,852
2014	262,852
2015	262,852
2016	262,852
Thereafter	11,663,644
$12,977,904

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 –	LAND USE RIGHTS (continued)

For the nine months ended September 30, 2011 and 2010, amortization expense amounted to $61,181 and $52,331, respectively.  For the three months ended September 30, 2011 and 2010, amortization expense amounted to $31,740 and $4,655, respectively.

NOTE 9 –	ADVANCES FROM CUSTOMERS

At September 30, 2011 and December 31, 2010, advances from customers consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$9,361,385	$553,902
Nanning Grain Repository	-	7,251,012
Zhejiang Xinxin Feed Co., Ltd.	2,215,361	-
Xiamen Kangxi Group Co., Ltd.	296,885
Others	384,837	152,744
Total	$12,258,470	$7,957,658

NOTE 10 –	RELATED PARTY TRANSACTIONS

Due to related party

At September 30, 2011 and December 31, 2010, due to related parties consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Hengchang Fertilizer	$781,030	$-

Wei Yushan (majority shareholder and chief executive officer)	3,307,234	4,222,574

Total	$4,088,264	$4,222,574

From time to time, the Company’s chief executive officer advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. Hengchang Fertilizer advanced funds to the Company for working capital purposes, and the Company expects to repay the payable amount to Hengchang Fertilizer in full by December 2011.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 11 –	LOANS PAYABLE

At September 30, 2011 and December 31, 2010, loans payable consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due on October 27, 2012 with annual interest at the banks base interest rate plus 80% (10.5 % at December 31, 2010 ) secured by assets of the Company.	$-	$1,512,447

Loan payable to Jilin Gongzhuling Rural Cooperative Bank Nanweizi Branch, due on July, 2012 with annual interest at the banks base interest rate plus 50% (9.84% at September 30, 2011) secured by assets of the Company.	3,124,122	-

Loan payable to China Construction Bank, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at September 30, 2011 ) secured by assets of the Company.	12,496,485	-

	$15,620,607	$1,512,447

The Company has a credit line facility with the availability to borrow up to RMB 20 million (approximately $3.1 million) through February 2014 with Jilin Gongzhuling Rural Cooperative  Bank Nanweizi Branch (the “Cooperative  Line”). Under the Cooperative Line, each borrowing cannot be less than RMB 5.0 million (approximately $0.8 million) and the loan cannot be repaid within 120 days or outstanding for longer than 12 months. The Company also has a credit line facility with the availability to borrow up to RMB 80 million (approximately $12.5 million) through April 2012 with China Construction Bank. At September 30, 2011, the Company has drawn the maximum amount available under the two credit line facilities.

NOTE 12 – FACILITY AND LAND USE RIGHTS PAYABLE

At September 30, 2011, facility and land use rights payable was related to the Grain Storage Construction and Demonstration Park purchase (Note 6). In according to the construction process, accrued payable under the Grain Storage Construction amounted to $2,443,382. The Company expects to pay for the Grain Storage Construction in full after its completion in early 2011. The payable amount related to the Demonstration Park agreement was $13,590,261. Accordingly to the Demonstration Park agreement, the Company was obligated to pay the purchase price in October 2011. The Company has obtained a verbal agreement with the seller to extend the payment date to December 2011.

NOTE 13 – INCOME TAXES

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

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengjiu is not subject to any tax incentives. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code, and Hengchang Agriculture is exempt from income tax.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 13 – INCOME TAXES (continued)

The table below summarizes the reconciliation of the Company’s unaudited income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income tax provision at China statutory rate of 25%	$304,983	$-	$713,420	$478,027
Permanent difference - China tax exemption	(293,763)	-	(702,200)	(478,027)
Total provision for income tax	$11,220	$-	$11,220	$-
Basic and diluted net income per share effect	$0.02	$0.00	$0.04	$0.04

NOTE 14 – STOCKHOLDERS’ EQUITY

Recapitalization

On February 11, 2011, pursuant to a Share Exchange Agreement (See Note 1), the Company issued 12,800,000 ordinary shares to the shareholders of Shiny Gold, their designees or assigns in exchange for all of the issued and outstanding capital stock of Shiny Gold. Following the Share Exchange, there are 13,800,000 Ordinary Shares of the Company issued and outstanding.

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Hengchang Agriculture did not make any such appropriation for the nine months ended September 30, 2011 and 2010 since the reserve balance as of December 31, 2009 reached 50% of its registered capital. Hengjiu made $4,488 and $0 as statutory reserves for the nine months ended September 30, 2011 and 2010, respectively. The accumulated balance of the statutory reserve of the Company as of September 30, 2011 and December 31, 2010 was $347,445 and $342,957, respectively.

In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. This portion $347,445 and $342,957 as of September 30, 2011 and December 31, 2010, respectively, represents the accumulated balance of statutory reserve maintained by the Company.

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

 NOTE 16 – CONCENTRATION AND CREDIT RISKS

As of September 30, 2011 and December 31, 2010, the Company held cash in the PRC banks of $14,624,060 and $12,867,137, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Customers

Three customers and two customers accounted for approximately 100% of the Company’s revenue during the three months periods ended September 30, 2011 and 2010. Three customers and two customers accounted approximately 100% of the Company’s revenue during the nine month periods ended September 30, 2011 and 2010. At September 30, 2011 and December 31, 2010, these customers represented 24.3% and 0% of the Company's total accounts receivable as of September 30, 2011 and December 31, 2010, respectively.

Suppliers

Four suppliers accounted approximately for 84.8% and 76.9% during the three month and nine month periods ended September 30, 2011 respectively, the Company’s purchases. The Company did not have any supplier accounted for more than 10% of its total purchase during the three month and nine month periods ended September 30, 2010. The Company did not have accounts payable as of September 30, 2011 and December 31, 2010 to these suppliers.

NOTE 17 – COMMITMENETS AND CONTINGENCIES

Agreement

On January 31, 2011, the Company entered into an agreement with the shareholders of Jilin Defeng Seed Co, Ltd. (“Defeng”), a Chinese limited liability company formed under laws of the PRC on September 29, 2003.  Pursuant to the Agreement, within 12 months after the execution of this Agreement, the Company shall have the option to purchase a 70% equity interest in Defeng through the issuance of additional shares of stock of Defeng, and the shareholders of Defeng will retain a 30% equity interest in Defeng.  Within 12 months after the execution of this Agreement, if the Company exercises its option to purchase the 70% equity interest in Defeng, it shall contribute certain land use right and real property rights related to the land locating at the east of 7th  Road of the Linxi Development Zone, the total value of which are approximately 40,000,000 RMB (approximately $5,800,000), and 30,000,000 RMB (approximately $4,400,000) in cash as its investment into Defeng.  The shareholders of Defeng shall use Defeng’s existing fixed assets and intangible assets (including but not limited to Seed Property Rights, Operating Rights and Sales Network), the total value of which are approximately 30,000,000 RMB (approximately $4,400,000) as its investment into Defeng.  The registered capital of Defeng is currently RMB 30,000,000 and the shareholders of Defeng hold 100% equity interest in Defeng. After the Company’s investment into Defeng, the total registered capital of Defeng will be increased up to RMB 100,000,000 (approximately $14,700,000) of which the Company and the shareholders of Defeng shall maintain 70% and 30% respectively.  Defeng is engaged in the production of crossbred corn and the wholesale sale of crop seeds.

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

GSP-2, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 17 – COMMITMENETS AND CONTINGENCIES (continued)

Cooperatives

In July 2011, seven PRC individuals and Hengchang Agriculture formed Jiling Hengchang Planting Specialty Cooperative (“Hengchang Planting”) in Jinling province, P.R.C. Hengchang Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases, providing and developing member’s farming equipments and technology, and selling members’ crop products.  The total registered capital of Hengchang Planting is RMB 1.0 million (approximately $154,000) and Hengchang Planting has not received the registered capital. Hengchang Agriculture will contribute to Hengchang Planting RMB 200,000 (approximately $31,000) as registered capital. Hengchang Planting did not have operations at September 30, 2011.

In July 2011, seven PRC individuals and Hengchang Agriculture formed Jiling Hengchang Mechanized Planting Specialty Cooperative (“Hengchang  Mechanized Planting”) in Jinling province, P.R.C. Hengchang Mechanized Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases and providing and developing member’s mechanized farming equipments and technology.  The total registered capital of Hengchang Mechanized Planting is RMB 2.0 million (approximately $308,000) and Hengchang Mechanized Planting has not received the registered capital. Hengchang Agriculture will contribute to Hengchang Planting RMB 600,000 (approximately $93,000) as registered capital. Hengchang Mechanized Planting did not have operations at September 30, 2011.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluates subsequent events for purposes of recognition or disclosure in the financial statements up through the date the financial statements are issued. No subsequent event items were identity after the date of these financial statements and through the date the financial statements were available to be issued.

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the nine months ended September 30, 2011 and 2010 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the periods ended September 30, 2011 and 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Asset and liability accounts at September 30, 2011 and December 31, 2010 were translated at 6.4018 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended September 30, 2011 and 2010 were 6.50601 RMB and 6.8164 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the periods ended September 30, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

Recent Accounting Pronouncements

In September 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (“ASU 2010-25”). ASU 2010-25 clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company’s adoption of ASU 2010-25 did not have material impact on the Company’s consolidated financial statements.

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

In May 2011, FASB issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, ASU 2011-04,  Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The Company will apply these amendments prospectively beginning in the first quarter of fiscal 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company will apply this amendment beginning in the first quarter of 2012. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenues (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	% of Revenue	2010	% of Revenue	2011	% of Revenue	2010	% of Revenue
Net revenues	$27,789	100.0%	$3,855	100.0%	$46,804	100.00%	$44,219	100.0%
Cost of revenues	25,980	93.5%	3,779	98.0%	42,431	90.7%	39,432	89.2%
Gross profit	1,810	6.5%	76	2.0%	4,373	9.3%	4,787	10.8%
Operating expenses	469	1.7%	81	2.1%	1,176	2.5%	2,778	6.3%
Income from operations	1,340	4.8%	(5)	(0.1)%	3,197	6.8%	2,009	4.5%
Other income (expenses), net	(249)	(0.9)%	(34)	(0.9)%	(674)	(1.4)%	(97)	(0.2)%
Income before provision for income taxes	1,091	3.9%	(39)	(1.0)%	2,523	5.4%	1,912	4.3%
Provision for income taxes	12	-%	-	-%	12	-%	-	-%
Net income	1,080	3.9%	(39)	(1.0)%	2,512	5.4%	1,912	4.3%
Other comprehensive income: Foreign currency translation adjustments	405	1.5%	397	10.3%	1,184	2.5%	445	1.0%
Comprehensive income	$1,484	5.3%	$358	9.3%	$3,696	7.9%	$2,358	5.3%

Results of Operations for the three and nine months ended September 30, 2011 and 2010

Revenues. For the three months ended September 30, 2011, we had net revenues of $27,789,275, as compared to net revenues of $3,854,803 for the three months ended September 30, 2010, an increase of $23,934,472 or 620.9%. For the nine months ended September 30, 2011, we had net revenues of $46,804,017, as compared to net revenues of $44,218,895 for the nine months ended September 30, 2010, an increase of $2,585,122 or 5.8%. For the three months and nine months ended September 30, 2011 and 2010, the Company generated 100% of its revenue from its corn product line.

For the three months ended September 30, 2011, we sold approximately 89,514 metric tons of corn compared to 16,060 metric tons in the three months ended September 30, 2010, an increase of approximately 73,454 metric tons or 457.4%. For the nine months ended September 30, 2011, we sold approximately 150,365 metric tons of corn compared to 178,489 metric tons for the nine months ended September 30, 2010, a decrease of approximately 28,124 metric tons or 15.8%. For the three months and nine months ended September 30, 2011, the average sales price  of corn was approximately $310.4 and $311.3 per metric ton, respectively, as compared to the average sale price of approximately $240.0 and $247.7 per metric ton for the three months and nine months ended September 30, 2010, respectively.

The increase in revenue for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was attributable to the increase in sales volume and sales price.  In fiscal 2011, a greater proportion of our customers required us to deliver products in the third quarter of 2011 as compared to the same period in prior year.  In 2010, the majority of product deliveries to a major customer were made in the second quarter of 2010.

The increase in revenue for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was attributable to the 25.6% increase in the sales price and partially offset by the 15.8% decrease in sales volume. Our major sales contracts were signed later in 2011 as compared to 2010; the corn delivery dates for those contracts in 2011 are more concentrated in the third and fourth quarter of 2011 and, as a result, our sales to the customers in 2011 are spread out more evenly over the third and fourth quarter in 2011. As such, there was a decrease in sales volume for the nine months ended September 30, 2011 as compared to the same period in the prior year.

For the three and nine months periods ended September 30, 2011, our sales were concentrated on three customers, Guangxi National Granary Reserves/Grain Storage Center, Liuzhou Grain Storage Center and Huanglong Food Industry Co., Ltd. For the three and nine months periods ended September 30, 2010, we primarily sold to Guangxi National Granary Reserves and Naning Grain Storage Center, Liuzhou Grain Storage Center. Due to inflation in China, general agriculture products prices such as corn prices have continued rising in 2011 and we expect the trend will continue. Likewise, since corn is the major animal feed in China, we expect the demand for our corn product will continue to rise as meat consumption in China continues to increase.

In 2009, in accordance with a Seed Purchase Agreement between us and Jilin Defeng Seed Co, Ltd. (“Defeng”) dated on April 5, 2009, we were entrusted by Defeng to plant main crop parental seeds. Under such arrangement, Defeng sells parental seeds to us at an agreed price; we arrange the planting of these seeds in accordance with plans formulated by Defeng and we sell all seeds produced to Defeng at an agreed price. Under PRC law, production of main crop parental seeds requires the Seed Production License, which may be obtained by the entity that entrusts the seeds production or the entity that is entrusted to conduct the production. Defeng has one Seed Production License. We enter into crop seed production contracts with contractors that in turn contract  farmers and utilize  farmers’ leased land. According to these contracts, the  contractors will manage  farmers using the leased land to plant seeds and they provide all seeds planted and cultivated to us. We provide the local farmers with  the parental seeds. For the three and nine months period ended September 30, 2011 and 2010, we did not generate any revenue from the corn seed business line.

Cost of sales. Cost of sales increased by $22,200,745, or 587.5%, from $3,779,021 for the three months ended September 30, 2010 to $25,979,766 for the three months ended September 30, 2011. Cost of sales increased by $2,999,429 or 7.6%, from $39,431,508 for the nine months ended September 30, 2010 to $42,430,937 for the nine months ended September 30, 2011. For the three months ended September 30, 2011 as compared to the same period in the prior year, the increase was attributable to the increase in our sales volume and the corn unit purchase price. For the nine months ended September 30, 2011 as compared to the same period in the prior year, the increase was attributable to the increase in the corn unit purchase price. Due to inflation and increasing demand in animal feed in China, we expect the cost of corn price will continue to increase. Likewise, since corn is the major animal feed in China, we expect the demand for our corn product will continue to rise  as  meat consumption in China continues to increase.

Gross profit and gross margin. Our gross profit was $1,809,509 for the three months ended September 30, 2011 as compared to $75,782 for the three months ended September 30, 2010, representing gross margins of 6.5% and 2.0%, respectively. Our gross profit was $4,373,080 for the nine months ended September 30, 2011 as compared to $4,787,387 for the nine months ended September 30, 2010, representing gross margins of 9.3% and 10.8%, respectively. The increase in our gross margin percentage for the three months ended September 30, 2011 was mainly attributable a higher gross margin recognized from the sale of corn in 2011 as a result of the increase in the corn unit selling price in 2011. Gross margin percentage was higher for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2011 because in 2010 we increased our selling price to cover shipping and freight expenses we paid on behalf of our customers.  In 2011, our customers paid such expenses directly to the shipper and we lowered our selling price accordingly.  In the future, responsibility for  shipping and freight fees will  depend upon the contract terms negotiated with our customers.

Selling expenses. Selling expenses were $174,849 for the three months ended September 30, 2011 and $18,379 for the comparable period in 2010, an increase of $156,470 or 851.4%. Selling expenses were $342,652 for the nine months ended September 30, 2011 and $2,458,258 for the comparable period in 2010, a decrease of $2,115,606 or 86.1%. Selling expenses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Shipping and handling	$96	$6	$206	$2,293
Diesel, travel and transportation	59	9	102	54
Other	20	3	35	111
	$175	$18	$343	$2,458

For the three months ended September 30, 2011, shipping and handling increased by $90,000 or 1500.0% as compared to the same period in 2010. The increase in shipping and handling expenses was attributable to the increase in sales volume during the three months ended September 30, 2011 as compared to the same period in the prior year. For the nine months ended September 30, 2011, shipping and freight decreased by $2,087,000 or 91.0% as compared to the same period in 2010. In 2011, majority of our customers paid the shipping and freight charges directly to the shipper.  During the first six months of 2010, we incurred these shipping and freight expenses and increased out selling price to cover these costs for our largest customer. Whether the shipping and freight fees will be paid by us might vary depends on the contract terms we have with our customers in the future.

For the three months ended September 30, 2011, diesel fuel, travel and transportation expenses increased by $50,000 or 555.6% as compared to the same period in 2010. The Company had more fuel, travel, and transportation expenses in the third quarter of 2011 as more sales activities incurred as compared to the third quarter of 2010. For the nine months ended September 30, 2011, diesel, travel and transportation expenses increased by $48,000 or 88.9% as compared to the same period in 2010. The increase in 2011 was primarily due to more diesel fuel, travel, transportation incurred in the third quarter of 2011.

For the three months ended September 30, 2011, other expenses increased by $17,000 or 566.7% as compared to the same period in prior year. The increase was primarily due to an increase in insurance expenses as the Company elected to increase its insurance coverage on its storage facility in 2011 . For the nine months ended September 30, 2011, other selling expenses were decreased by $76,000 or 68.5%. The decrease was primarily attributable to the decrease in storage expenses in 2011 as the Company utilized its own storage facility more and reduced the storage rental needs in 2011. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $294,618 for the three months ended September 30, 2011, as compared to $62,399 for the comparable 2010 period, an increase of $232,219 or 372.2%. General and administrative expenses amounted to $833,674 for the nine months ended September 30, 2011, as compared to $319,913 for the comparable 2010 period, an increase of $513,761 or 160.6%. General and administrative expenses consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation and related benefits	$106	$3	$288	$115
Professional fees	120	-	287	2
Depreciation and amortization	44	23	85	74
Travel and entertainment	8	5	24	23
Other	17	31	150	106
	$295	$62	$834	$320

For the three months ended September 30, 2011, compensation and related benefits increased by $103,000 or 3433.3% as compared to the comparable 2010 period. For the nine months ended September 30, 2011, compensation and related benefits increased by $173,000 or 150.4% as compared to the comparable 2010 period. The increase was primarily because we signed employment contracts with our Chief Executive Officer and Chief Operating Officer and started accounting fixed salaries for to our executive management in 2011. We also engage four Directors of the Board in the third quarter of 2011 and, accordingly, we incurred directors fees in the third quarter of 2011.

For the three months ended September 30, 2011, professional fees increased by $120,000 or 100% as compared to the comparable 2010 period. For the nine months ended September 30, 2011, professional fees increased by $285,000 or 14250% as compared to the comparable 2010 period. In February 2011, we acquired Shiny Gold through the Share Exchange and incurred additional audit and legal fees for the transaction. As a public reporting company, we will incur audit, legal and other consulting fees on a regular basis.

For the three months ended September 30, 2011, depreciation and amortization expenses increased by $21,000 or 91.3% as compared to the comparable 2010 period. For the nine months ended September 30, 2011, depreciation and amortization expenses increased by $11,000 or 14.9% as compared to the comparable 2010 period. The increase was primarily attributable to more property and equipments be depreciated and land used right being amortized in 2011.

Travel and entertainment expenses were materially consistent for the three and nine months periods ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, other general and administrative expenses decreased by $14,000 or 45.2% as compared to the comparable 2010 period. The decrease in the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to decrease in miscellaneous expenses in 2011. For the nine months ended September 30, 2011, other expenses increased by $44,000 or 41.5% as compared to the comparable 2010 period. The increase was primarily due to increase in repair fees and other office expenses paid in 2011.

Income (loss) from operations. For the three months ended September 30, 2011, income from operations was $1,340,042 as compared to loss from operations of $4,996 for the comparable period in 2010, an increase of $1,345,038. For the nine months ended September 30, 2011, income from operations was $3,196,755 as compared to $2,009,216 for comparable period in 2010, an increase of $1,187,539 or 59.1%. The increase was attributable to increase in revenue.

Other expenses. For the three months ended September 30, 2011, other expenses amounted to $249,225 as compared to other expenses of $34,331 for the three months ended September 30, 2010, an increase of $214,894 or 625.9%.   For the nine months ended September 30, 2011, other expenses amounted to $673,666 as compared to other expenses of $97,110 for the nine months ended September 30, 2010, an increase of $576,556 or 593.7%.  The increase in other expenses was primarily related to an increase in loan interest expense of $202,773 or 554.6% and $581,024 or 574.7% for the three and nine months ended September 30, 2011, respectively, as compared to the same period in 2010.  In 2011 and 2010, pursuant to loan agreements, the Company borrowed approximately $15,620,000 and $1,512,000, respectively, for the purchase of corn inventory from local growers.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang is qualified as an agricultural preliminary processor pursuant to the PRC tax code and exempt from the income tax.  The estimated tax savings due to the tax exemption for the three months periods ended September 30, 2011 and 2010 amounted to $293,763 and $0, respectively. The estimated tax savings due to the tax exemption for the nine months periods ended September 30, 2011 and 2010 amounted to $702,200 and $478,027, respectively.

Net income (expense). As a result of the factors described above, our net income for the three months periods ended September 30, 2011 and 2010 was $1,079,597 and $(39,327), respectively, an increase of $1,118,924. Our net income for the nine months periods ended September 30, 2011 and 2010 was $2,511,868 and $1,912,106, respectively, an increase of $599,762 or 31.4%.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $404,437 and $397,430 for the three months ended September 30, 2011 and 2010, respectively. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,184,012 and $445,486 for the nine months ended September 30, 2011 and 2010, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended September 30, 2011 and 2010, comprehensive income amounted to $1,484,034 and $358,103, respectively were derived from the sum of our net income of $1,079,597 plus foreign currency translation gains of $404,437 in 2011 and net loss of $39,327 plus foreign currency translation gains of $397,430 in 2010, respectively. For the nine months ended September 30, 2011 and 2010, comprehensive income amounted to $3,695,880 and $2,357,592, respectively were derived from the sum of our net income of $2,511,868 plus foreign currency translation gains of $1,184,012 in 2011 and net income of $1,912,106 plus foreign currency translation gains of $445,486 in 2010, respectively.

Liquidity and Capital Resources

At September 30, 2011, our balance of cash was $14,624,060 comparing to $12,867,137 as of December 31, 2010. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn from local farmers, purchases of property and equipments, construction of our corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,

●	Addition of management, administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	Development of new products in the seed industry to complement our current products,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and

●	Capital expenditures for additional farming machine and equipment purchases and land use right acquisition.

Changes in our working capital position are summarized as follows (dollars in thousands):

	September 30,	December 31,	Increased (Decrease)
	2011	2010	Working Capital
	(Unaudited)
Current assets	$64,309	$35,459	$28,850
Current liability	50,297	18,304	31,993
Working Capital	$14,012	$17,155	$(3,143)

Our working capital decreased approximately $3,143, 000 primarily attributable to:

●	An increase in facility and land use right payable of approximately $16,034,000 for the purposes of acquiring facility and land use right.
●	An increase in loans payable- current portion of approximately $15,621,000 for the purposes of purchasing corn inventory from local growers.

●	An increase in taxes payable of approximately $676,000.

●
An increase in advances from customers of approximately $4,301,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy. related to the sale of our products,

Offset by:

●	a net increase in cash and restricted cash of approximately $1,757,000

●	a net increase in advance payments to suppliers of approximately $13,668,000

●	a net increase in inventories of approximately $8,432,000

●	a net increase in accounts receivable of approximately $4,489,000

●	a net increase in prepaid expenses and other assets of approximately $622,000
●	A decrease in accounts payable of $4,679, 000.

We require capital to purchase corn inventory and fund our working capital needs. For the nine months ended September 30, 2011 and 2010, pursuant to loan agreements, we borrowed approximately $15,621,000 and $1,512,000, respectively, for the purchase of corn inventory from local growers.  Amounts borrowed under these short-term loan agreements accrued interest at rates ranged from 8.20% to 9.8% per annum in 2011 and 7.3% to 10.5% in 2010, respectively, and were repaid during the respective fiscal years.

We signed an asset transfer agreement to purchase Jiling National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011 and the assets were fully transferred in August 2011. Included in the purchase price, approximately 22.2 million RMB (approximately $3.5 million) was related to the property and equipment and RMB 64.8 million was related to the land use rights (approximately $10.1 million). We were obligated to pay the purchase price in October 2011. However, we have obtained a verbal agreement with the seller to extend the payment date to December 2011.

At September 30, 2011 and December 31, 2010, loans payable consisted of the followings (dollars in thousands):

	September 30, 2011 (Unaudited)	December 31, 2010
Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due on October 27, 2012 with annual interest at the banks base interest rate plus 80% (10.53 % at December 31, 2010 ) secured by assets of the Company.	$-	$1,512,447

Loan payable to Jilin Gongzhuling Rural Cooperative Bank Nanweizi Branch, due on July, 2012 with annual interest at the banks base interest rate plus 50% (9.84% at September 30, 2011) secured by assets of the Company.	3,124,122	-

Loan payable to China Construction Bank, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at September 30, 2011 ) secured by assets of the Company.	12,496,485	-

	$15,620,607	$1,512,447

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2011 and 2010 ( dollars in thousands):

	September 30,	September 30,
	2011	2010
	(Unaudited)
Net cash used in operating activities	$(17,919)	$(6,938)
Cash flows provided by investing activities	$2,451	$11,384
Cash flows provided by financing activities	$16,781	$2,537
Effect of exchange rate on cash	$444	$223
Net increase in cash and cash equivalents	$1,757	$7,206

Net cash flow used in operating activities was $17,919,208 for the nine months ended September 30, 2011 as compared to net cash flow used by operating activities of $6,938,044 for the nine months ended September 30, 2010.

Net cash flow used by operating activities for the nine months ended September 30, 2011 was mainly due to

●
Changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $4,230,796, an increase in inventories of $5,012,278, and increase in prepaid and other current assets of $611,065, an increase in advance payments to suppliers of $13,449,200, and a decrease in accounts payable of $2,696,667

●
Offset by net income of $2,511,868, adjusted for the add back of non-cash items such as $390,478 of depreciation and the amortization of land use rights of $61,181, an decrease in prepaid taxes of $447,639, an increase in VAT and service taxes payable of $665,085, and a decrease in advances from customers of $3,975,068

Net cash flow used in operating activities for the nine months ended September 30, 2010 was primarily attributable to

●
Changes in operating assets and liabilities consisting primarily of a decrease in advances from customers of $25,990,252 and an increase in prepaid and other current assets of $418,427 offset by a decrease in accounts receivable of $7,497,100, a decrease in prepaid taxes of $815,220, a decrease in inventories of $8,061,248, an increase in accounts payable of $316,972, and an increase in VAT and service taxes payable of $503,640.

●	Offset by net income of $1,912,106, adjusted for the add back of non-cash items such as $320,976 of depreciation and the amortization of land use rights of $52,331.

Net cash flow provided by investing activities was $2,451,061 for the nine months ended September 30, 2011 as compared to $11,383,696 for the comparable 2010 period. During the nine months ended September 30, 2011, we collected loans receivable of $3,074,080 and make payments for the purchase of property and equipment and land use rights of $469,315. Additionally, we also invested in a related party company for $153,704. During the nine months ended September 30, 2010, we collected loans receivable of $17,604,600, and make payments for loan receivable of $5,868,200 and for the purchase of property and equipment and land use rights of $352,704.

Net cash flow provided by financing activities was $16,781,489 for the nine months ended September 30, 2011; we received proceeds from bank loan of $40,270,458, and offset by the payment of loans of $26,437,094. We also received capital contributions of $3,074,081 from our CEO and COO. Additionally, we also made payments for related party advances of $125,955. Net cash flow provided by financing activities was $2,537,334 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, we received proceeds from loans of $1,467,050 and received proceeds from related party advances of $1,070,284.

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2011, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

		Payment Due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Loan payable current portion (1)	$15,621	15,621	-	-	-

Facility and land use right	$13,590	13,590
Construction and equipment (2)	$2,443	2,443	-	-	-
Total Contractual Obligations:	$31,654	$31,654	$-	$-	$-

(1)	We have two credit line facilities with various terms through April 2012 to February 2014. We expect to refinance these credit line facilities upon expiration.
(2)	Represents estimates remaining construction costs to build a grain storage facility.

Pursuant to PRC regulations, our PRC subsidiaries and VIEs require government approval in order to transfer assets, including cash, outside of the PRC, and certain transfers may be subject to a 10% tax.  As a result, the net assets of our PRC subsidiaries and VIEs are treated as restricted assets.  As of September 30, 2011 and December 31, 2010, the Company’s restricted net assets were approximately $39,923,000 and $33,153,000, respectively.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended September 30, 2011 and 2010, we had unrealized foreign currency translation gain of $404,437 and $397,430, because of the change in the exchange rate. For the nine months ended September 30, 2011 and 2010, we had unrealized foreign currency translation gain of $1,184,012 and $445,486, because of the change in the exchange rate.

Related Party Transactions

From time to time, the Company’s chief executive officer advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  At September 30, 2011 and December 31, 2010, due to related parties consisted of the following (dollars in thousands):

Due to related party

From time to time, the Company’s chief executive officer advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand.  At September 30, 2011 and December 31, 2010, due to related parties consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Hengchang Fertilizer	$781,030	$-

Wei Yushan (majority shareholder and chief executive officer)	3,307,234	4,222,574

Total	$4,088,264	$4,222,574

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Our chief executive officer and chief financial officer, Yushan Wei evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

As of September 30, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

●
We have engaged an outside consulting firm to help us on U.S. GAAP reporting compliance. We are also actively seeking qualified accountant with U.S. GAAP experience to oversee and manage our financial reporting process and the required training of our accounting staff.

●
We are currently evaluating the need for the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible and we have not been able to take steps to improve our internal controls over financial reporting. We, however, expect to take steps to implement this plan during the next 12 months.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.	Other Information
As discussed elsewhere in this Report, we signed an asset transfer agreement to purchase Demonstration Park for RMB 87 million (approximately $13.6 million) in March 2011 and the assets were fully transferred in August 2011. Included in the purchase price, approximately 22.2 million RMB (approximately $3.5 million) was related to the property and equipment and RMB 64.8 million was related to the land use rights (approximately $10.1 million). We were obligated to pay the purchase price in October 2011.  However, we have obtained a verbal agreement with the seller to extend the payment date to December 2011.

Item 6.	Exhibits.

Exhibit Number		Description
10.1		English Translation of the Transfer Agreement dated as of March 1, 2011 between Hengchang Agriculture and Jiling Nongke High-tech Industry Developemnt Co., Ltd.
10.2		English Translation of the Line of Credit Contract dated February 28, 2011 between Hengchang Agriculture and Jilin Gongzhuling Rural Cooperative Bank Nanweizi Branch
10.3		English Translation of the Line of Credit Contract dated March 28, 2011 between Hengchang Agriculture and China Construction Bank
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.
+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-2, INC.

Date: November 21, 2011	By:	/s/ Yushan Wei
Yushan Wei Chief Executive Officer, Chief Financial Officer
and Principal Accounting Officer

GSP-2, INC.

Date:November 21, 2011	By:	/s/ Yuejun Li
Yuejun Li Chief Financial Officer and Principal Accounting Officer