Form 10-K
period 2011-12-31
GSP-2, INC.
filed 2012-03-30
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

As of March 30, 2012, the registrant had 14,208,880 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

Unless specifically noted otherwise, this Annual Report on Form 10-K (this “Report”) reflects the business and operations of GSP-2, Inc., a Nevada corporation, after the reverse acquisition of Shiny Gold Limited, a British Virgin Islands company (“Shiny Gold”), which was completed on February 11, 2011 (the “Share Exchange”).  For a more complete discussion of the Share Exchange and the business and operations of Shiny Gold, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2011.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by references in this Report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined businesses of GSP-2, Inc. and its consolidated subsidiaries.  In addition, unless the context otherwise requires and for the purposes of this Report only:

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

Upon the closing of the Share Exchange, Peter Goldstein, our then sole officer, resigned from all offices that he held.  In addition, Mr. Goldstein resigned from his position as our sole director.  Upon the closing of the reverse acquisition, our Board of Directors appointed Yushan Wei to fill the vacancy created by the resignation of Mr. Goldstein.  In addition, our Board of Directors appointed Yushan Wei to serve as our President and Chief Executive Officer and Yufeng Wei as our Chief Operating Officer.

Current Operations

As a result of the Share Exchange, the Company is now a China-based agriculture company which engages in research and genetic development of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. The Company sells high quality agricultural products as raw materials for commercial livestock feed and other renewable energy uses.  We plan to change our name to more accurately reflect our new business operations at some point in the future.

We believe that we have developed a unique model for the Chinese agricultural industry. As Chinese governmental policies place more restrictions on the people of China to reduce the size of their families, there are less people to farm the agricultural crops.   The Company’s business model is designed to vertically integrate and manage integral aspects of the agricultural process as a producer, processor, marketer and distributor of agricultural products. The Company engages in research, and genetic development of the seed used for growing corn.  The Company sells corn seed to local seed distributors that in turn sell to the local provincial farmers, and provides a full service facility for the farmer when the corn is fully grown and harvested.  The Company’s state of the art facilities purchase, separate, store and distribute corn products for the farmers.  The Company also intends to plant and harvest our own land through land use rights that we intend to acquire with the proceeds from a future financing.  The Company serves our well established customer base in Jilin province with its 180 employees.  With additional funding, the Company anticipates the acquisition of additional land rights, farming equipment, storage facilities and additional distribution facilities.
Corporate Structure

We own all of the ordinary shares of Shiny Gold.  Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK.  Heng Chang HK owns all of the share capital of Hengchang Business Consultants, a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Hengchang Agriculture and Hengjiu (together, the “Operating Companies”) and their respective shareholders.  Other than the parties thereto, the material terms and conditions of the Contractual Arrangements entered into with Hengchang Agriculture and the terms and conditions of the Contractual Arrangements with Hengjiu are the same. The following is a summary of each of the Contractual Arrangements:

●
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Services”). Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies. Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies. Shareholders’ Equity Interest Pledge Agreement. In order to guarantee the Operating Companies’ performance of its respective obligations under the Exclusive Business Cooperation Agreement, the Operating Companies’ Shareholders and Hengchang Business Consultants entered into an equity interest pledge agreement (the “Pledge Agreement”), pursuant to which the Operating Companies’ shareholders pledged all of their equity interest in the Operating Companies to Hengchang Business Consultants. If the Operating Companies or the Operating Companies’ shareholders breach their respective contractual obligations, Hengchang Business Consultants, as pledgee, will be entitled to exercise certain rights, including the right to sell the pledged equity interests. Upon the full payment of the Service Fee under the Business Cooperation Agreement and upon the termination of the Operating Companies’ obligations thereunder, the Pledge Agreement shall be terminated.

●
Exclusive Option Agreement.   Under the exclusive option agreement between the Operating Companies, the Operating Companies’ Shareholders and Hengchang Business Consultants (the “Option Agreement”), the Operating Companies’ Shareholders have irrevocably granted Hengchang Business Consultants or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the equity interests in the Operating Companies (the "Equity Interest Purchase Option") for RMB 10. If an appraisal is required by PRC laws at the time when and if Hengchang Business Consultants exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws.  Pursuant to the Exclusive Option Agreement, the Operating Companies and the Operating Companies’ shareholders agree that, without the prior consent of Hengchang Business Consultants, they shall not in any manner supplement, change or amend the articles of association and bylaws of the Operating Companies, increase or decrease its registered capital, or change the structure of its registered capital in any other manner, shall not engage in any transactions that could materially affect the Operating Companies’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB 100,000, shall not sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of the Exclusive Option Agreement is ten years commencing on February 10, 2021 and may be extended at the sole election of JSJ.

●
Power of Attorney.  Under the power of attorney between the Operating Companies’ shareholders and Hengchang Business Consultants (the “Power of Attorney”), Hengchang Business Consultants has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Operating Companies’ shareholders, to act on behalf of the Operating Companies’ shareholders as their exclusive agent and attorney with respect to all matters concerning the Operating Companies’ shareholders’ equity interests in the Operating Companies, including without limitation, the right to: 1) attend shareholders' meetings of the Operating Companies; 2) exercise all the Operating Companies’ shareholders’ rights, including voting rights under PRC laws and the Operating Companies’ Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the Operating Companies’ shareholders’ equity interests in the Operating Companies in whole or in part; and 3) designate and appoint on behalf of the Operating Companies’ shareholders the legal representative, executive director, supervisor, manager and other senior management of the Operating Companies.

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

DESCRIPTION OF BUSINESS

Overview

The Company is a China based agriculture company which engages in research and genetic development of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. The Company sells high quality agricultural products as raw materials for commercial livestock feeding and other renewable energy uses.

The Company has developed a unique model for the Chinese agricultural industry. As Chinese governmental policies place more restrictions on the people of china to reduce the size of their families, there are less people to farm the agricultural crops. The Company’s business model is designed to vertically integrate and manage integral aspects of the agricultural process as a producer, processor, marketer and distributor of agricultural products. The Company engages in research, and genetic development of the seed used for growing corn. The Company sells the corn seed to a major local distributor that, in turn, sells to the local provincial farmers, and provides a full service facility for the farmers when the corn is fully grown and harvested. Their state of the art facilities purchase, separate, store and distribute the corn products for the farmers. The Company will also be planting and harvesting its own land through land use rights that they acquire with the proceeds from future financing. The Company serves its well established customer base in the Jilin province with its 180 employees. With additional funding, the Company anticipates the acquisition of additional land rights, farming equipment, storage facilities, and additional distribution facilities.

Our Corporate History and Background

We were incorporated in the State of Nevada on December 31, 2009 as a blank check development stage company formed for the purpose of acquiring an operating business, through a merger, stock exchange, asset acquisition or similar business combination. Prior to our reverse acquisition of Shiny Gold on February 11, 2011, we made no efforts to identify a possible business combination and had not previously conducted negotiations or entered into a letter of intent concerning any target business.

On February 11, 2011, we completed a reverse acquisition transaction through a share exchange with Shiny Gold whereby we acquired all of the issued and outstanding ordinary shares of Shiny Gold in exchange for 12,800,000 shares of our common stock, par value $0.001 per share, which shares constituted approximately 92.8% of our issued and outstanding shares, as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Shiny Gold became our wholly owned subsidiary and the former shareholders of Shiny Gold became our controlling stockholders. The share exchange transaction with Shiny Gold was treated as a reverse acquisition, with Shiny Gold as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Shiny Gold and its respective consolidated subsidiaries.

Upon the closing of the reverse acquisition, Peter Goldstein, our then sole officer, resigned from all offices that he held. In addition, Mr. Goldstein resigned from his position as our sole director, effective immediately at the closing of the reverse acquisition.

Also upon the closing of the reverse acquisition, our board of directors appointed Yushan Wei to fill the vacancy created by the resignation of Mr. Goldstein, effective immediately at the closing of the reverse acquisition.  In addition, our board of directors appointed Yushan Wei to serve as our President and Chief Executive Officer and Yufeng Wei as our Chief Operating Officer, effective immediately at the closing of the reverse acquisition.

As a result of our acquisition of Shiny Gold, Shiny Gold became our wholly owned subsidiary and we have assumed the business and operations of Shiny Gold and its subsidiaries. We plan to change our name in the future to more accurately reflect our new business operations.

Historical Sales & Income Summary

	Fiscal Year Ended December 31,
($ in USD)	2011	2010
Revenue	$86,870	$59,321
Gross Profit	20,184	15,975
Net Income	16,647	12,340

Corporate Structure

GSP-2, Inc. owns all of the Ordinary Shares of Shiny Gold. Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010. Shiny Gold owns all of the share capital of Heng Chang HK. Heng Chang HK owns all of the share capital of Hengchang Business Consultants, a wholly foreign owned enterprise located in the PRC. On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”)with each of the Operating Companies and their respective shareholders. Other than the parties thereto, the material terms and conditions of the Contractual Arrangements entered into with Hengchang Agriculture and the terms and conditions of the Contractual Arrangements with Hengjiu are the same. The following is a summary of each of the Contractual Arrangements:

●
Exclusive Business Cooperation Agreement.  Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Services”). Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies.  Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants  financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.  Shareholders’ Equity Interest Pledge Agreement.  In order to guarantee the Operating Companies’ performance of its respective obligations under the Exclusive Business Cooperation Agreement, the Operating Companies’ Shareholders and Hengchang Business Consultants entered into an equity interest pledge agreement (the “Pledge Agreement”), pursuant to which the Operating Companies’ shareholders pledged all of their equity interest in the Operating Companies to Hengchang Business Consultants. If the Operating Companies or the Operating Companies’ shareholders breach their respective contractual obligations, Hengchang Business Consultants, as pledgee, will be entitled to exercise certain rights, including the right to sell the pledged equity interests. Upon the full payment of the Service Fee under the Business Cooperation Agreement and upon the termination of the Operating Companies’ obligations thereunder, the Pledge Agreement shall be terminated.

●
Exclusive Option Agreement.   Under the exclusive option agreement between the Operating Companies, the Operating Companies’ Shareholders and Hengchang Business Consultants (the “Option Agreement”), the Operating Companies’ Shareholders have irrevocably granted Hengchang Business Consultants or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the equity interests in the Operating Companies (the "Equity Interest Purchase Option") for RMB 10. If an appraisal is required by PRC laws at the time when and if Hengchang Business Consultants exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws.  Pursuant to the Exclusive Option Agreement, the Operating Companies and the Operating Companies’ shareholders agree that, without the prior consent of Hengchang Business Consultants, they shall not in any manner supplement, change or amend the articles of association and bylaws of the Operating Companies, increase or decrease its registered capital, or change the structure of its registered capital in any other manner, shall not engage in any transactions that could materially affect the Operating Companies’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB 100,000, shall not sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of the Exclusive Option Agreement is ten years commencing on February 10, 2021 and may be extended at the sole election of JSJ.

●
Power of Attorney.  Under the power of attorney between the Operating Companies’ shareholders and Hengchang Business Consultants (the “Power of Attorney”), Hengchang Business Consultants has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Operating Companies’ shareholders, to act on behalf of the Operating Companies’ shareholders as their exclusive agent and attorney with respect to all matters concerning the Operating Companies’ shareholders’ equity interests in the Operating Companies, including without limitation, the right to: 1) attend shareholders' meetings of the Operating Companies; 2) exercise all the Operating Companies’ shareholders’ rights, including voting rights under PRC laws and the Operating Companies’ Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the Operating Companies’ shareholders’ equity interests in the Operating Companies in whole or in part; and 3) designate and appoint on behalf of the Operating Companies’ shareholders the legal representative, executive director, supervisor, manager and other senior management of the Operating Companies.

Shiny Gold controls and receives the economic benefits of their business operations through the Contractual Arrangements, but does not own any equity interests in the Operating Companies. In addition, as a result of the Contractual Arrangements, the Operating Companies are deemed to be Shiny Gold’s variable interest entities and, accordingly, Shiny Gold consolidates the Operating Companies’ results, assets and liabilities into its financial statements.

Shiny Gold’s organizational structure was developed to permit the infusion of foreign capital under the laws of the PRC and to maintain an efficient tax structure, as well as to foster internal organizational efficiencies. The corporate structure of the Company as a result of the Share Exchange is as follows:

The corporate structure of the Company as a result of the Share Exchange is as follows:

Our Industry

China’s economy has grown rapidly in recent years making China one of the fastest growing economies in the world in 2011 (source: www.tradingeconomics.com). China’s agricultural industry has also grown significantly (source: China Economic Net), driven by the growth of the overall economy.  According to the China Statistical Abstract, the increase in China’s agricultural production is the result of an increase in the consumption of food products such as crops and meat proteins for human and animal nutrition, as well as food products for industrial uses such as fuels and materials.  However, while domestic productions have grown, it has not kept pace with consumption resulting in imports of many agricultural products such as corn.

Despite its recent rapid growth, the agricultural industry in China remains at an early stage of modernization, with significant manual labor and less usage of advanced machinery and irrigation than that of developed economies. The Chinese agricultural sector is primarily made up of small, family-oriented farms. In an effort to modernize and promote development of the agricultural industry in China, the Chinese government has provided substantial financial support to agricultural and related business through low interest loans, preferential tax treatments, financial subsidies and other measures (source: Ministry of Agriculture of the P.R.C.).  In the mean time, Chinese farmers are increasingly using improved production techniques and products, including hybrid seeds.

Corn

Increasingly, corn is becoming an important crop in China because it has a number of uses, including the use as livestock feed, source of industrial products and a source of fuel in the form of ethanol.

China is the world’s second largest corn producer after the United States (source: U.S. Department of Agriculture).  Coincident with the growth of its economy and the agricultural industry, corn production in China has grown at a rate more than twice the growth rate of the United States.  Corn is used primarily as animal feed particularly for chickens and pigs as well as food for human consumption.  According to the China National Grain and Oil Information Center, almost three quarters of China’s total corn production was used to produce animal feed and 20% was used to produce ethanol, and the other 5% was used for human consumption.

The increasing demand for corn in China has been partially driven by the increasing demand for animal feed, which in turn has been driven by the significant growth in meat consumption as a result of the recent rapid growth in per capita disposable income in China (source:USA Today).   For more than two decades, China was one of the world’s largest net corn exporting countries (source: AgDM newsletter article “ Is China about to Drop out of the Corn Export Market?”) . However, due to the rapid increase on domestic demand for corn in China, China now exports significantly less corn than it used to and its imports of corn have increased considerably.

We believe production and demand for corn are likely to continue to rise as Chinas economy further develops, driven by increasing demands across all major uses of corn.  Given limitations on land available for corn production, we believe use of hybrid corn seeds that can produce corn with characteristics such as high yielding drought or pest resistant or high oil content is also likely to continue to increase.  As competition for suitable land in China for other crops continues while demand for corn increases, Chinese farmers may be inclined to utilize better production methods to increase yields and improve the quality and attributes of their corn products.  However, there is no guarantee that the production and demand for corn or hybrid corn will grow or increase as we anticipate. We believe that the relatively low corn consumption per capita in China coupled with the rapid increase in domestic demand for corn demonstrates significant potential for China’s corn market to further grow.

Corn Seed

The Chinese agricultural seed industry is fragmented, with the corn seed market in particular being served by approximately 5,000 small, local seed suppliers. Most of these seed companies were established in the 1960s and 1970s by local county governments to address Chinese central government agricultural initiatives. They were designed at the time to provide service and support to local farmers. These local seed providers usually sell varieties of agricultural seeds that have been grown in their respective locales for years. Improved seed products have been generally available in China through large multinational suppliers, the largest being Pioneer Hi-Bred International, Inc., or Pioneer, Monsanto Company, or Monsanto, and Syngenta AG, or Syngenta, each of which established operations in China more than a decade ago.

The average lifespan of a typical product in our industry is five to seven years. After this period, the product begins to lose potency and develops material genetic weaknesses that make the product significantly less attractive in the marketplace. New hybrids are approved every year and the speed at which technology changes is driven by the amount of high quality hybrids produced in the local region for the local seed type. One product may dominate a particular region for a three to five year time period, and then dominance may shift depending on the available seeds for the local soil types.

Participation in the crop seed business is a highly regulated activity in the PRC. In July 2000, China enacted its Seed Law, which became effective on December 1, 2000. The Seed Law was revised in August 2004. The Seed Law sets forth provisions concerning the development, government approval, production, and distribution of crop seeds. Various provinces have enacted regulations to implement the Seed Law.

Under the Seed Law, for a company to engage in the seed business, it must obtain two licenses. One is the production license, which is issued at the provincial level, entitling the holder to engage in seed production in that province. The production license specifies the types of seeds that may be produced, the location of the production of the seeds, and the term of the production license. The second is a license to distribute seeds. Generally, a distribution license is issued by the government at the county level or above. A seed company must obtain a provincial-level license to distribute major crop seeds in that province. In addition, a national level license is necessary for a seed company to distribute seeds nationwide. Among other standards, the amount of the licensee’s registered capital determines if the distribution license is issued at the national or local level, along the following lines:

●	to obtain a national distribution license, the licensee must have a registered capital of at least RMB30 million (approximately US$4,418,327);
●	to obtain a provincial license to distribute hybrid seed varieties, the licensee must have a registered capital of at least RMB5 million (approximately US$736,388); and
●	to obtain a provincial license to distribute non-hybrid seed varieties, the licensee must have a registered capital of at least RMB1 million (approximately US$147,278).

We have a provincial hybrid seed distribution license, which entitles us to sell major crop seeds in Jilin province in the PRC. Our general business license includes provincial hybrid seed distribution as a part of our permissible operating items. As such, we are not required to obtain a separate license for our seed distribution business.

Our Products

We purchase, store and sell corn and corn seed in China. We currently have the capacity to purchase and store up to 350,000 tons of corn and corn seeds on an annual basis. With respect to our corn business, we purchase fresh corn from farmers during early November of each calendar year. We dry the corn purchased, since such corn contains high moisture level, and turn the corn into easy-to-store dry corn. After the drying process, the corn contains a safe moisture level and we are able to store the dry corn in our warehouse. The purchasing and drying process generally continues through August. The majority of the dry corn is sold to provincial granaries as food reserve in the Guangxi autonomous area, with the rest being sold to companies in the animal feed industry.

We also breed hybrid corn seeds through seed breeders.  We provide the parent seed combinations to the seed breeder and the seed breeder is responsible for breeding the seeds in accordance with a set of hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder at harvest. We sell the corn seeds to our customers. A significant portion of our corn seeds is sold to Defeng Seed Co., Ltd. with the rest being sold to local distributors who in turn sell to local farmers.

Corn

We purchase, store and sell corn. We purchase almost all of our corn in Jiling province from local farmers and sell approximately 89% of our corn product to Nanning Granary Reserve and Liuzhou Granary Reserve in Guangxi province. Our corn product is primarily used for commercial livestock feed, and a small portion of our corn products are used for renewable energy uses and raw materials for corn starch.

Corn Seed

Our corn seed products are not genetically modified. The chart below provides selected summary information about our primary corn seed products:

Name	Resistance	Lodging resistance	Resistance in corn inbred lines	Density	Accumulated temperature	Crop quality	Plant height	Yield	Axial color
Defeng 359	Strong	Strong	Highly resistance	60-65 thousand plants/ha.	2550-2650℃	Fine	2.78m	11.5 thousand kilos/ha.	Red
Hongyu 29	Strong	Strong	Highly resistance	60-65 thousand plants/ha.	2700℃	Fine	2.85m	12.5 thousand/ha.	Red
Defeng 10	Medium	Medium	Mid resistance	60 thousand plants/ha.	2700℃	General	2.79 m	11 thousand kilos/ha.	Red
Defeng 77	Medium	Medium	Mid resistance	60 thousand plants/ha.	2700℃	General	2.85 m	11 thousand kilos/ha.	Red

Defeng Seed Co., Ltd. (“Defeng”) has the production and planting rights of all four of our products. The four seeds have passed the examination and obtained approval from the Jilin Crop Variety Examination and Approval Committee. The four seeds have been widely planted in three northeastern provinces and in certain areas in Inner Mongolia. Through contractual arrangements, we have joint use rights to Defeng 359 and Hongyu 29 with Defeng. Under the joint use right agreements, we paid Defeng a total of 3.0 million RMB (approximately $463,000) and Defeng provides us with parent seeds and the technical support to enable us to breed the seeds for commercial resale. Defeng also granted us the breeding rights to Defeng 10 and Defeng 77 through non contractual agreements. We are allowed to breed, operate and sell the four seed varieties. In 2011, we contracted a seed producer in Xinjiang provinces to cultivate seeds for us and we purchase seeds from them at harvest. Each of our seed products has an average selling price of RMB18.6 ($2.9) per kilogram. We sell our seed products to local seed distributors in Jilin province. Besides Defeng, we believe we are the primary grower and distributor of the four seed varieties in Jilin province.  Defeng 359, Hongyu 29, Defeng 10 and Defeng 77 accounted for approximately 32%, 21%, 16% and 30%, respectively, of our current annual seed sales volume.

Source: China Food Web, www.foodchina.com

Percentage of total China corn production by area:
1: Northern spring planting corn area: 40%
2: Yellow River Plain spring and summer planting corn area: 34%
3: Southwestern mountain and hill corn area: 18%
4: Southern mountain hill corn area: 4%
5. Northwestern inland corn area: 3%
6. Qinghai-Tibet plateau corn area: less than 1%

Percentage of total planting acreage by area:
1: Northern spring planting corn area: 36%
2: Yellow River Plain spring and summer planting corn area: 32%
3: Southwestern mountain and hill corn area: 22%
4: Southern mountain hill corn area: 6%
5. Northwestern inland corn area: 3.5%
6. Qinghai-Tibet plateau corn area: less than 1%

Our general business license includes the permission to distribute crop seeds through whole sale and/or retail channels in Jilin province. We also have a provincial seed license, which entitles us to sell major crop seeds as a crop seed broker to distribute in Jilin province in the PRC. Our seed license is valid through December 31, 2012. To renew our seed license, we are required to maintain a registered capital of at least RMB 5 million (approximately US$736,388) and the renewal fee and miscellaneous costs are less than US$100. We are currently applying for the national seed production and distribution license.  The national seed production and distribution license will allow us to develop and breed new crop seeds, produce and distribute crop seeds through the P.R.C. We are required to have a registered capital of at least RMB 30 million (approximately US$4,418,328) and minimal of RMB 10 million (US$1,472,776) in fixed assets. We are also required to have a sales store no less than 500 square meters and at least five seed laboratory technicians, storage and production technicians. The related application and miscellaneous costs are less than US$1,000. We expect to meet all the requirements for the national seed production and distribution license and obtain the license by December 31, 2012.

The corn seeding process generally starts in April and lasts through late September each year. The corn seeds are harvested in October and the seed breeders start reaping corn seeds at that time. Corn seeds are then transported to our headquarters in Jilin province and we start to sell them to seed distributors in Jilin in late November every year. After the distributors purchase corn seeds from us, they typically package the seeds into small bags and sell to local farmers for the coming corn growing season which starts in May. Seed distributors need to have corn seeds packaged and in stock before local farmers start buying seeds after the Chinese New Year (generally in early February). As such, a majority of our corn seed revenue is concentrated in November and December of each calendar year.

Customers

Three customers accounted for approximately 87% and 94%, respectively, of our revenue during the years ended December 31, 2011 and 2010 respectively, All of our customers are located in the PRC. Our major customers are granary reserves in the Guangxi province and a seed company in Jinlin province. Below is a list of our largest customers:

●	Guangxi Nanning Granary Reserve;
●	Guangxi Liuzhou Granary Reserve; and
●	Jilin Defeng Seed Co. Ltd.

Guangxi Nanning Granary Reserve and Guangxi Liuzhou Granary Reserve accounted for approximately 89% of our total corn sales. Our contracts with Guangxi Nanning Granary Reserve provides for us to receive a payment when the products are delivered. Our contracts with Guangxi Liuzhou Granary Reserve generally require Guangxi Liuzhou Granary Reserve to make 50% of prepayments prior to the products are delivered.  Jilin Defeng Seed Co. Ltd. (“Defeng”) accounted for approximately 83% of our total seed sales and  Defeng is required to make payments when Defeng sells the seeds. No other customer accounted for more than 10% of our sales.

Suppliers

Two suppliers accounted for approximately 31% of our purchases during the year ended December 31, 2011. We did not have any supplier who accounted for more than 10% of our total purchase during the year ended December 31, 2010. Prior to December 31, 2010, we primarily purchased our corn directly from local farmers and small local brokers. In 2011, as the demand for our corn product continues to grow, we secured purchase agreements with large companies and brokers in Jilin province to ensure we can meet our customers’ demand. We also purchased our corn seed products from a seed producer we contracted to produce seeds for us in Xinjiang. Below is a list of our largest suppliers:

●	Gongzhuling Jinyu Grain Purchase and Storage Co., Ltd.;
●	Niu Miao (seed producer)
Our purchase agreements generally require us to make a certain amount of prepayments prior to the products being delivered to us. No other suppliers accounted for more than 10% of our purchases in 2011.

Research & Development

We believe that our future success depends on our ability to provide high quality and advanced products to our customers. We currently do not have a dedicated research team in-house. We conduct research and development in cooperation with the Corn Research Institute at Jilin Academy of Agricultural Sciences (“Jilin Academy”). On March 1, 2011, we entered into an agreement with Jilin Academy regarding seed research and development. Under the agreement with Jilin Academy, we agree to utilize Academy’s nationally recognized corn and sorghum seed experts and senior technicians to conduct research and development activities on various seed varieties. We will provide financial incentives to Jilin Academy when new crop seeds are approved by national or provincial governmental authorities. For every new crop variety approved at the national level, we will provide 300,000 RMB (approximately $47,000) to Jilin Academy, and for every new crop variety approved at the provincial level, we will provide 200,000 RMB (approximately $31,000) to Jilin Academy as incentives. We will have the primary commercial rights to the crop seeds developed by Jilin Academy under the agreement and Jilin Academy will receive royalty payments when we start to sell the crop seeds. We will pay Jilin Academy 0.2 RMB for every 500 gram crop seeds (approximately $31 for every 500 kilograms) we sell that are developed by Jilin Academy as the royalty payment. If the sales for the crop seeds reaches three million kilograms, we shall pay Jilin Academy additional 500,000 RMB (approximately $78,000). If the accumulated sale for the crop seeds reaches 5.5 million kilograms, we shall pay Jilin Academy another 500,000 RMB (approximately $78,000). When the accumulated sale for the crop seeds reaches 7.5 million kilograms, we shall pay Jilin Academy an additional 500,000 RMB (approximately $78,000).

We are currently developing a new corn seed variety, under the tentative name Hengyu 218. The research and development process includes four stages:  nurturing and selection, review and test approval, area test, and final approval. The entire process takes approximately three-four years and the estimated cost for the project is approximately 8 million RMB (approximately $1.2 million). The primary researcher is an independent individual who resides in Jilin; we have not signed a formal research and development agreement with him and the project arrangements are made through oral agreements. The project is currently at the initial nurturing and selection stage. The researcher will be in charge of making progress and we will provide capital to the project in according to the project progress. Our capital investment on this project currently is insignificant. We estimate the selling price for Hengyu 218 will be 16 RMB (approximately $2.5) per kilogram once it is approved.

Intellectual Property

Many elements of our proprietary information, such as production processes, technologies, know-how and data are not patentable in China. We rely primarily on a combination of trade secrets, trademarks, and confidentiality agreements with employees and third parties to protect our intellectual property.

Growth Strategy

We anticipate growing our business through the acquisition of additional land use rights, cultivation of that land, and modernization of farming techniques.  We have recently obtained approximately 7,400 acres of farming land use right and expect to begin cultivating and farming the land in the summer of 2012.  This will produce approximately 30, 000 tons of corn.  Our state of the art facilities are set up to separate, store and distribute the corn products for us and the local farmers. This unique operating process facilitates the sales of the seeds all the way through to the distribution and sales of the harvested corn. Additional growth strategy for us is in our acquisition of land use rights.  We anticipate acquiring 17,000 additional land use acreage rights by end of 2013 but have not yet entered into any agreements to acquire this land.  With us reaching our ultimate goal to cultivate and harvest more than 50,000 acres of corn by 2015, we will more than double our current volume, and with the increase in efficiency we expect we will continue to increase our profits. However, there is no guarantee that we will be able to achieve such land acquisitions as well as no guarantee that we will achieve the volume, efficiency or profit growth goals that we anticipate above.

We formed two agricultural cooperative associations with several other individuals in 2011. Being a founding member of the cooperative associations will enable us to have direct access to farmer members’ crop products, and obtain the crop products at a better price which in turn will allow us to enjoy higher profit margin.  We will also be able to distribute our seed products directly to farmer members. Through the agricultural cooperative associations, our farmer members will be able to purchase seeds from us at a lower than market price while we are able to sell our seeds to the members at a price higher than we sell to distributors.

In addition, our growth strategy also includes plans for the acquisition of land use rights. We anticipate leasing up to 17,000 land use acreage rights by end of 2013, with us reaching our ultimate goal to control the cultivation and harvesting of more than 50,000 acres by 2015.  We have recently signed two 16 years land lease agreements to lease 3000 hectare (approximately 7,413 acres) of corn paddy field and 200 hectare (approximately 494 acres) of rice paddy field. We plan to grow corn and rice on our own on the land we lease using the mechanized growing technology. We will engage qualified and experienced farming professionals to manage the cultivation process for us. We believe the strategy will streamline the corn and rice growing process and help to reduce the growing costs and better control quality of the crops that we grow as we will be able to enjoy the economy of scale and utilize the in house technicians and experts we have to provide crop quality monitoring and control.  We believe once we reach our goal of controlling more than 50,000 acres by 2015, we will be able to substantially increase our current sales volume. However, there is no assurance that we will able to secure land use rights for the acreage we plan to obtain, and no guarantee that we will be able to substantially increase our current sales volume.

Marketing and Customer Support

Our product marketing and our customer support are closely linked. The company supplies its seed products to local distributors in Jilin. Distributors then sell the seed products purchased from us to over 100,000 farmers in the Jilin, Liaoning and Heilongjiang provinces. The three provinces are in proximity to each other. We assign 120 agents to the Jilin province, 42 in Liaoning province and 86 in Heilongjiang province to provide technical and customer supports.

Competition

The agricultural industry in China is highly fragmented, largely regional and competitive. We do expect future competition; however, there is no immediate or direct competitor with us in our corn business, as we are the largest seller in the Gongzhulin province.  Additionally, starting in 2010, there has been a shortage of corn supply globally and the supply in the PRC is limited.  We do not believe we will have difficulties in selling all of our corn crop inventories. We estimate that we have approximately 0.8% of the corn seed market share in China.

In our seed business, we face competition at three primary levels, including other private Chinese companies, smaller local seed companies, and large multinational hybrid and genetic modified seed producers.  Currently, we believe that we can compete effectively with each of these competitors and that we can continue to do so in the future.

We may potentially face future competition from multinational seed companies. These multinational seed companies possess competitive advantages including (a) greater financial resources; (b) high quality seed products; and (c) increased biotechnological capabilities. To date, multinational seed companies have not yet begun operating in China on an independent basis, but rather through joint ventures formed with existing Chinese seed companies. While these multinational seed companies do possess some competitive advantages, the seed market in China favors our business plan. This is due to the fact that in China, the seed market is focused on low volume sales made to numerous local farmers. In contrast, Western seed markets are characterized by high volume sales to few customers. As such, we believe that our business plan will enable us to continue to grow in the Chinese market.

Multinational companies rely heavily on genetically modified seed products.  Genetically modified seed products have only begun to be accepted in China, and the extent of this acceptance is not yet determinable. Should genetically modified seed products become approved by the government on a larger scale and begin to gain broader acceptance in the market, as we expect will occur in the future, the large biotech companies would become more serious competitors. However, they will also continue to face numerous obstacles in competing with us, including the significant lead time associated with obtaining approval of a new seed (usually at least six years) and the need to establish effective sales, marketing and distribution networks to manage the large volume of small purchases that is characteristic of the Chinese market.

We believe our seed products have better brand recognition amongst local farmers and they are more suitable for the soil in the region, as such, we believe we can effectively compete with other larger domestic seed companies and smaller local seed companies. While there are six seed companies that control roughly 25% of the corn seed market of China and most of the largest crop seed companies have been in existence for much longer periods of time than we have.  Some of these larger entities were previously owned by the state. We compete within these large domestic seed companies with our consistent product quality, customer and technical support, competitive pricing and widely established network amongst local farmers. The local seed companies in China are the legacy of the centrally planned agricultural economy that was predominant in China until recently. We believe the majority of these local companies lack the scale and the resources to compete with us as they do not have effective capital resources, marketing, advertising, technical support or customer service operations.

Competitive Advantages

We believe that the following strengths have contributed to our current market position in the corn seed business:

●
We have expanded the production capacity in the corn seed segment by obtaining access to additional farmland across major geographic regions in China. We currently have access to approximately 3,800 acres of farmland in Jilin and Xinjiang provinces for corn seed production.

●
Our seed products have one or more of the following special characteristics: high yield, disease resistance; drought resistance; high starch content; and stress tolerance. We are developing more varieties of corn seeds with these characteristics, as well as seeds for corn with high oil content and pest resistant corn.

●
Our core production base is strategically located in the Jilin province in the northern region of China, which is one of the largest corn seed production areas in China and is highly suited to growing corn and corn seeds due to its geographical and climate conditions.

●
We are members of two agricultural cooperative associations. We have direct access to cooperative association farmer members’ crop products. We will be able to obtain the crop products at a better price which in turn will allow us to enjoy higher profit margin.  We will also be able to distribute our seed products directly to farmer members without distributors’ markup. Through the agricultural cooperative associations, our farmer members will be able to purchase seeds from us at a lower than market price while we are able to sell our seeds to the members at a price higher than we sell to distributors.

●
Our state of the art facilities separate, store and distribute the corn products for the farmers.  This unique operating process facilitates the sales of the seed all the way through to the distribution and sales of the harvested corn. We have negotiated contracts with the government for sales of the harvested corn products.  We own our own railroad tracks that allow it to load up to 29 carts of corn at one time.  Each cart holds approximately 65 tons of corn. As our main customers are grain reserves in Guangxi province, the railroad tracks ensure that we are able to get the rail time needed to ship the products to Guangxi on time.

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

Facilities

Our principal executive offices are located in the Gongzhuling State Agricultural Technology Park. We operate the separation, storage and distribution processes along with the business offices on approximately 42 acres of land. We have 9 storage warehouses that can have a total capacity of 350,000 tons of product.  All storage facilities are covered with cooling and air circulating systems, and are equipped with electronic grain temperature inspection systems.  We also have approximately ¼ mile of rail tracks for distribution purposes that can hold 29 train cars, each which holds approximately 65 tons of corn.

In addition, we signed an asset transfer agreement to purchase Jilin National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011 from Jilin Nongke Hi-Tech Industry Development Co., Ltd. (the “Seller”). We paid the sell price in full in October 2011. The land certificate and property ownership certificate of the Demonstration Park were originally issued in the name of the Seller when the Demonstration Park was first established. Currently, we do not directly own the land use rights, but lease the rights from the Seller. We are in the process of working with the Seller to have the land use rights formally transferred to us and we expect the process will take several months to a year to complete.  The Demonstration Park is not currently in operation due to the winter season; however we plan to begin trial planting of a new corn seed in the summer of 2012.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Annual Report.

Risks Relating to our Business and Industry

We are subject to the risks that are inherent in farming.

Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including reductions in the market prices for our products, adverse weather and growing conditions, pest and disease problems, and new PRC regulations regarding farming and the marketing of agricultural products.

Our earnings are sensitive to fluctuations in market prices and demand for our products.

Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the PRC, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market, and the availability and quality of competing types of produce.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.

Adverse weather conditions could reduce supply and/or demand for our products.

The supply of and demand for our products fluctuate significantly with weather conditions, which could have either a positive or negative effect on production. If any natural disasters, such as flood, drought, hail, tornadoes or earthquakes, occur, supply for our products would likely be reduced.

We may not be able to obtain regulatory or governmental approvals for our products.

The manufacture and sale of our agricultural products in the PRC is regulated by the PRC and the local Provincial Government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. We may be vulnerable to local and national government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, or implement new or more stringent requirements, which may require us to suspend or delay production of their products. Our many permits and licenses related to the agricultural and food industries may expire and there is not guarantee the government or certifying agency will renew our licenses and/or certifications.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of our management team, neither the production nor the sale of our products constitutes activities, or generates materials that create any environmental hazards or violates PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products.

The prices for the raw materials that we use in the manufacture of our fertilizer products are subject to market forces largely beyond our control, including the price of coal, our energy costs, organic chemical feedstock costs, market demand, and freight costs. The prices for these raw materials may fluctuate significantly based upon changes in these forces. If we are unable to pass any raw material price increases through to our customers, we could incur significant losses and a diminution of the market price of our common stock.

We require short-term financing to fund our working capital, especially due to the seasonal nature of our business.

The nature of the agricultural corn distribution and seed production industry involves expenses and revenue cycles that are seasonal in nature. From period to period, we may face costs that are in excess of our cash flow sources. The advance payments made to our corn and seed producing farmers may exceed the amount of deposits received from our customers, the distributors and end users. As a result, we sometimes rely upon short term loans to cover our expenses pending receipt of cash payment from our customers at the time of corn and seed purchases.  Although historically we have had access to sufficient financing to manage our cash flow cycles, we cannot be certain that we will be able to obtain sufficient debt financing on terms that are satisfactory to us to maintain consistent operating results given changing credit conditions worldwide and internal PRC policies.  Downgrades in our credit rating, tightening of related credit facilities or financial markets or other limitations on our ability to access short-term financing would increase our interest costs and adversely affect our operating results and operations.

Because of the nature of our business, which has seasonal variation, it is likely that our future financial performance will fluctuate from period to period.

Our operating results likely will fluctuate due to a number of factors, many of which are beyond our control. Our quarterly and annual revenues and costs and expenses as a percentage of our revenues may be significantly different from our historical rates. Our operating results in future quarters may fall below expectations. The industry in which we operate is seasonal in nature.  As several of our major corn customers are governmental entities, the timing of their purchases may vary based on the fluctuations in the granary reserve level. The historical sales season of our corn seeds concentrated from October December.  As a result, if we are unable to generate sufficient working capital from cash flow from operations and working capital facilities, we may encounter liquidity difficulties from the period to period, which may harm our operations. The seasonal nature of our business causes our operating results to fluctuate from quarter to quarter. Any unexpected seasonal or other fluctuations could cause the price of our common shares to fall. As a result, you may not rely on comparisons of our quarterly operating results as an indication of our future performance.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

We could face increased competition.

We believe that competitors will try to expand their sales and build up their distribution networks in our principal market. We believe this trend will continue and probably accelerate. Increased competition may have a material adverse effect on our financial condition and results of operations.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

In recent years, the government of China has become increasingly concerned with the degradation of China’s environment that has accompanied the country’s rapid economic growth. In the future, we expect that our operations and properties will be subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity. Additional environmental issues may require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Consumer concerns could discourage them from buying certain of our products and cause our results of operations to suffer.

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness, and we do not maintain product liability insurance to cover our potential liabilities.

The sale of food products for human consumption involves an inherent risk of injury to consumers, and we do not have product liability or any other insurance covering such risks. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. We do not maintain product liability insurance. Product liability claims may be asserted against us, which could have a material adverse effect on our revenues, profitability and business reputation.

The government of the PRC has broad powers to set price controls, which, if adopted, could impair our profitability.

The government of the PRC has broad powers to adopt price controls, and has recently expressed concern about the effect of the rising prices of food. Although it has not sought to apply price controls to grains, the government has the power to do so. If price controls are adopted, our revenue would be affected.

We require various licenses and permits to operate our business, and the loss of or failure to renew any or all of these licenses and permits could require us to suspend some or all of our production or distribution operations.

 In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

Adverse weather conditions could reduce supply and/or demand for our products.

The supply of and demand for our grain products fluctuate significantly with weather conditions, which could have either a positive or negative effect on production. If any natural disasters, such as flood, drought, hail, tornadoes or earthquakes, occur, supply for our products would likely be reduced.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Our major competitors may be better able than we to successfully endure downturns in our sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

We may not be able to obtain regulatory or governmental approvals for our products.

The manufacture and sale of our agricultural products in the PRC is regulated by the PRC and the local Provincial Government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. We may be vulnerable to local and national government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, or implement new or more stringent requirements, which may require us to suspend or delay production of their products. Our many permits and licenses related to the agricultural and food industries may expire and there is not guarantee the government or certifying agency will renew our licenses and/or certifications.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of our management team, neither the production nor the sale of our products constitutes activities, or generates materials that create any environmental hazards or violates PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products.

The prices for the raw materials that we use in the manufacture of our grain products are subject to market forces largely beyond our control, including the price of coal, our energy costs, market demand, and freight costs. The prices for these raw materials may fluctuate significantly based upon changes in these forces. If we are unable to pass any raw material price increases through to our customers, we could incur significant losses and a diminution of the market price of our common stock.

We may need to hire additional employees.

Our future success also depends upon our continuing ability to attract and retain highly qualified personnel. Expansion of our business and our management and operations will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the agriculture industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

We may not be able to meet the accelerated filing and internal control reporting requirements imposed by the Securities and Exchange Commission resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Commencing with our annual report for fiscal year 2011, we will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement:

●	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
●	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
●	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our securities and our ability to secure additional financing as needed.

Our operations are currently focused in China, and any adverse change to the economy or business environment in China could significantly affect our operations, which would lead to lower revenues and reduced profitability.

Our operations are currently concentrated in China. Because of this concentration in a specific geographic location, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in this region, including natural or other disasters. A stagnant or depressed economy in China, or in any of the other markets that we serve, could adversely affect our business, results of operations and financial condition.

Labor disputes could significantly affect our operations.

Labor disputes with our employees or labor disputes, work stoppages or slowdowns at any of its subcontractors or suppliers could significantly disrupt operations or expansion plans. Delays caused by any such disruptions could materially affect projections for increased capacity, production and revenues, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The lack of public company experience of our officers and some of our directors could adversely impact our ability to comply with the reporting requirements of U.S. Securities laws.

Our officers and some of our directors have no experience managing a public company which could adversely impact our ability to comply with legal, regulatory, and reporting requirements of U.S. Securities laws.  Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company.  Our ability to find and retain qualified personnel on our terms and budget may be very limited.

A slowdown or either adverse developments in the Chinese economy may materially and adversely affect our customers’ demand for our products and our business.

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China.  Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for our grain products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our products and in turn reduce our results of operations.

Our President, Chief Executive Officer and Chairman Yushan Wei, exercises significant control over matters requiring shareholder approval through his stock ownership held through Ally Joy Investments, Ltd., an entity which Mr. Wei maintains voting control. As a result of Mr. Wei’s stock ownership, it may result in the delay or prevention of a change in our control.

Mr. Yushan Wei, our President, Chief Executive Officer and Chairman, through his control of Ally Joy Investments Ltd., currently has voting power equal to approximately 66% of our voting securities. As a result, Mr. Wei, through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership by Mr. Wei may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

We rely on two significant customers to purchase our corn and one significant customer to purchase our corn seeds, so the decrease in business from one or both of these significant customers could have a material adverse impact on our business.

During fiscal 2011, approximately 87% of our corn sales was from two (2) corporate entities — Nanning Granary Reserve (accounting for 61% of our corn sales) and Liuzhou Granary Reserve (accounting for 26% of our corn sales). We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Defeng Seed Co., Ltd. purchased approximately 83% of our corn seeds.

We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of corn supply provided to us could have a material adverse impact on our business, financial condition and results of operations.

We rely on a few significant corn and corn seed suppliers, so the decrease of our receipt of corn or corn seeds from one or more of these significant suppliers could have a material adverse impact on our business.

During the year ended December 31, 2011, approximately 31% of our corn and corn supply was from two suppliers —

☐	Gongzhuling Jinyu Grain Purchase and Storage Co., Ltd. (accounting for 15% of our total purchases and 18% of corn supply);
☐	Niu Miao (corn seed producer) (accounting for 16% of our total purchases and 100% of our corn seed supply).

We have no long- term agreements with our suppliers and a decision by any of these key suppliers to reduce the amount of corn supply provided to us could have a material adverse impact on our business, financial condition and results of operations.

Our corn supply is dependent on our ability to continue to obtain seeds use rights through our joint use agreement with Defend Seed Co., Ltd. the loss of which would materially impact our business.

We have obtained the joint use rights to the Defeng 359 and Hongyu 29 seed varieties through our joint use agreement with Defeng Seed Co., Ltd. (“Defeng”). Under the joint use right agreements, we paid Defeng a total of 3.0 million RMB (approximately $463,000) and Defeng provides us with parent seeds and the technical support to enable us to breed the seeds for commercial resale. Defeng also granted us the breeding rights to Defeng 10 and Defeng 77 through non contractual agreements. We are permitted to breed, operate and sell the four seed varieties. Defeng 359, Hongyu 29, Defeng 10 and Defeng 77 accounted for approximately 32%, 21%, 16% and 30%, respectively, of our current annual seed sales volume. If Defeng refused to supply us with the four seed varieties, or if we are unable to continue to obtain the four seed varieties, our corn seed supply would be materially affected, which in turn would have a materially negative impact on our corn seed business.

Risks Relating to the People's Republic of China

Certain political, geographic and economic factors relating to operating in the PRC could adversely affect our company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

The uncertain applications of many relatively new PRC laws that may apply to us create an unpredictable environment for our business operations and could have a material adverse effect on us.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

Labor costs may be increased due to the implementation of the new PRC Labor Contract Law.

The PRC Labor Contract Law was adopted by the Standing Committee of the National People’s Congress of PRC on June 29, 2007 and became effective on January 1, 2008. The implementation of the new law, especially the following provisions, may increase our labor costs: (a) an employer shall make monetary compensation, which shall be based on the number of an employee’s working years with the employer at the rate of one month’s wage for each year, to the employee upon termination of the employment contract with certain exceptions (for example, in the circumstances where the term of a fixed-term employment contract expires and the employee does not agree to renew the contract even though the conditions offered by the employer are the same as or better than those stipulated in the current contract); (b) the wages of an employee on probation may not be less than the lowest wage level for the same job with the employer or less than 80% of the wage agreed upon in the employment contract, and may not be less than the local minimum wage rate; (c) if an employee has been working for the employer for a consecutive period of not less than 10 years, or if a fixed-term employment contract with an employee was entered into on two consecutive occasions, generally the employer should enter into an open-ended employment with such employee, unless the employee requests for a fixed-term employment contract; (d) if an employer fails, in violation of the related provisions, to enter into an open-ended contract with an employee, it shall each month pay to the employee twice his wage, starting from the date on which an open-ended employment contract should have been entered into; (e) if an employer fails to enter into a written employment contract with an employee more than one month but less than one year after the date on which the employer started using him, the employer shall each month pay to the employee twice his wage; and (f) if an employer hires an employee whose employment contract with another employer has not yet been terminated or ended, causing the other employer to suffer a loss, it shall be jointly and severally liable with the employee for the compensation of such loss. Our labor costs may increase due to the implementation of the new PRC Labor Contract Law and our business and results of operations may be materially and adversely affected.

Currency conversion could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or “SAFE,” effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE and its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Renminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Exchange rate volatility could adversely affect our financial condition.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Since most of our assets are located in the PRC, any dividends of proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are predominantly located inside PRC. Under the laws governing Foreign Invested Enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency's approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customer’s demand for our products and our business.

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China.  Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our products and in turn reduce our results of operations.

Risks Associated with our Securities

Our securities are restricted securities with limited transferability.

Our securities should be considered a long-term, illiquid investment. Our Common Stock has not been registered under the Act, and cannot be sold without registration under the Act or any exemption from registration. In addition, our Common Stock is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for the securities, a shareholder will likely find it difficult to liquidate an investment.

We may be subject to penny stock rules which will make the shares of our common stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a per share price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Our shares of common stock are not currently traded on any exchange, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock in the future.

Our shares of common stock are not currently traded on any exchange. There can be no assurance that there will be an active market for our shares of common stock in the future. Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As a result of the Share Exchange, our principal executive offices are now located in the Gongzhuling State Agricultural Technology Park. The Company operates the separation, storage and distribution processes along with the business offices on approximately 86.5 acres of land. The Company has 9 storage warehouses that can have a total capacity of 350,000 tons of product.  All storage facilities are covered with cooling and air circulating systems, and are equipped with electronic grain temperature inspection systems.  The Company also has approximately ¼ mile of rail tracks for distribution purposes that can hold 29 train cars, each which holds upwards of 60 to 70 tons of corn. In addition, we have recently signed two 16 years land lease agreements to lease 3000 hectare (approximately 7,413 acres) of corn paddy field and 200 hectare (approximately 494 acres) of rice paddy field.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

No established public market exists for our common stock.

Holders

As of the date of this Report, there are approximately 250 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with the Company’s consolidated financial statements and Notes thereto appearing elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were incorporated in the State of Nevada on December 31, 2009 as a blank check development stage company formed for the purpose of acquiring an operating business, through a merger, stock exchange, asset acquisition or similar business combination.  Prior to our reverse acquisition of Shiny Gold on February 11, 2011, we made no efforts to identify a possible business combination and had not previously conducted negotiations or entered into a letter of intent concerning any target business.

On February 11, 2011, we completed a reverse acquisition transaction through a share exchange with Shiny Gold whereby we acquired all of the issued and outstanding ordinary shares of Shiny Gold in exchange for 12,800,000 shares of our common stock, par value $0.001 per share, which shares constituted approximately 92.8% of our issued and outstanding shares, as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Shiny Gold became our wholly owned subsidiary and the former shareholders of Shiny Gold became our controlling stockholders.  The share exchange transaction with Shiny Gold was treated as a reverse acquisition, with Shiny Gold as the acquirer and the Company as the acquired party.

Upon the closing of the reverse acquisition, Peter Goldstein, our then sole officer, resigned from all offices that he held.  In addition, Mr. Goldstein resigned from his position as our sole director, which will become effective on the tenth day following our mailing of an information statement (the “Information Statement”) to our stockholders in compliance with the requirements of Section 14f-1 of the Exchange Act. The Information Statement was mailed to our stockholders on or about February 15, 2011.

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

Critical Accounting Policies And Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the combined financial statements.

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

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests.

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

Useful Life
Building and building improvements	8 - 20	Years
Manufacturing equipment	5 - 10	Years
Office equipment and furniture	5	Years
Vehicle	4 -10	Years

Land Use Rights

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. We have recorded the amounts paid to the PRC government to acquire long-term interests to utilize land underlying the Company’s facilities as land use rights. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the terms of the land use rights.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We derive its revenue primarily from the sale of corn crop, and branded corn seeds. The sales price of products sold is stated in the sales contract and is final and not subject to adjustment. We generally do not accept sales returns and do not provide customers with price protection. We assess a customer’s creditworthiness before accepting sales orders. Based on the above, we record revenue related to product sales upon delivery of the product to the customers.

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

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.   Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of our revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2011 and 2010 were translated at 6.3647 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended December 31, 2011 and 2010 were 6.4735 RMB and 6.77875 RMB to $1.00, respectively. Cash flows from our operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended December 31, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

Related parties

Parties are considered to be related to us, if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with us. Related parties also include our principal owners, its management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (ASU 2011-08). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years. Management believes the adoption of this new guidance will not have a material impact on our consolidated results of operations or financial position.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. Management believes the adoption of this new guidance will not have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

The following table sets forth the results of our operations for the years indicated as a percentage of net revenues (dollars in thousands):

	Years Ended December 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
Net revenues	$86,871	100.0%	$59,321	100.0%
Cost of revenues	66,687	76.8%	43,346	73.1%
Gross profit	20,184	23.2%	15,975	26.9%
Operating expenses	2,532	2.9%	3,486	5.9%
Income from operations	17,652	20.3%	12,489	21.1%
Other expenses	950	1.1%	149	0.3%

Income before provision for income taxes	16,702	19.2%	12,340	20.8%
Provision for income taxes	55	0.1%	-	-%
Net income	$16,647	19.1%	$12,340	20.8%

Preferred stock dividend	5	0%	-	-
Net income available to common shareholders	$16,642	19.1%	$-	-
Other comprehensive income:
Foreign currency translation adjustment	2,624	3.0%	987	1.7%

Comprehensive income	$19,270	22.2%	$13,327	22.5%

Results of Operations for the Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Revenues. For the year ended December 31, 2011, we had net revenues of $86,871,000, as compared to net revenues of $59,321,000 for the year ended December 31, 2010, an increase of 46.4%. Revenue and changes for each product line is summarized as follows (dollars in thousands):

	Years Ended December 31,
	2011	2010	Increase	Percentage Change
Corn	$57,043	$46,044	$10,999	24.9%
Corn seeds	29,404	13,277	16,127	121.5%
Other	424	-	424	100%

Total revenues	$86,871	$59,321	$27,550	46.4%

The increase in revenues from the sale of corn was primarily attributable to an increase in sales price from 2010 to 2011 and particularly offset by the decrease in sales volume. The average per metric ton selling price increase by approximately $65.2 or 26.2% from approximately $249.3 per metric ton for the year ended December 31, 2010 to approximately $314.5 per metric ton for the year ended December 31, 2011. For the year ended December 31, 2011, we sold approximately 181,372 metric tons of corn compared to 184,692 metric tons for the year ended December 31, 2010, a decrease of approximately 3,320 metric tons or 1.8%. The two Guangxi National Granary Reserves, Naning Grain Storage Center and Liuzhou Grain Storage Center made large orders in the first half of 2010. According to Document [2009] No. 2969, issued by four China State Agencies, National Development and Reform Commission, Ministry of Finance People Republic of China, State Administration of Grain and Agricultural Development Bank of China in November 2009, the two Guangxi National Granary Reserves were permitted to purchase as much corn as they can at a price of $224 (rmb1500) per metric ton from December 1, 2009 to April 30, 2010. In addition, the National Granary Reserves enjoyed government subsidies of approximately $10 (70 RMB) per metric ton as long as the corn was delivered to the Granaries before June 30, 2010. Based on the large orders from the two National Granary Reserves, we were able to raise our sales of corn in 2010. In 2011, the two Guangxi National Granary Reserves resumed their regular purchases activities and the purchase order from the two granary reserves were reduced by approximately 11%. The decrease in 2011 was partially offset by orders we received from privately owned enterprises. Due to inflation in China, agriculture products prices such as corn prices have risen since 2010. We expect to continue to diversify our customer base and improve our corn sales in 2012.

The increase in revenues from the sale of corn seed was primarily attributable to an increase in sales price from 2010 to 2011 by 106.7%. We entered into two seed use right agreements (“Seed Use Right Agreements”) with Jilin Defeng Seed Co, Ltd. (“Defeng”) in February 2011. Under PRC law, production of main crop parental seeds requires a Seed Production License, which may be obtained by the entity that entrusts the seeds production or the entity that is entrusted to conduct the production. Defeng Seed Co., Ltd. (“Defeng”) has the production and planting rights of all four of our products; the four seeds have passed the examination and obtained approval from the Jilin Crop Variety Examination and Approval Committee. Through the Seed Use Right Agreement, we have joint use rights to Defeng 359 and Hongyu 29 two seed varieties with Defeng. Under the Seed Use Right Agreements, we paid Defeng a total of 3.0 million RMB (approximately $463,000) and Defeng provides us with parent seeds and the technical support to enable us to breed the seeds for commercial resale. Defeng also granted us seed use rights to Defeng 10 and Defeng 77 through non contractual agreements. We are allowed to breed, operate and sell the four seed varieties through the contractual and non contractual agreements with Defeng. The four seeds have been widely planted in three northeastern provinces and in certain areas in Inner Mongolia. We signed a seed production agreement with a seed producer in Xinjiang in February 2011 to produce seeds for us and we purchased all seeds produced from them at agreed prices at harvest. The seed producer used parental seeds provided by us and followed a certain set of standards to cultivate seeds for us. We cultivated approximately 11,000 metric tons of corn seeds and each of our seed products has an average selling price of RMB18,600 or approximately $2,873 per metric ton in 2011. Approximately 83 % of our seed products were sold to Defeng with the rest sold local seed distributors in Jilin province. Defeng 359, Hongyu 29, Defeng 10 and Defeng 77 accounted for approximately 32%, 21%, 16% and 30%, respectively, of our current annual seed sales volume in 2011.

In 2010, under the Seed Purchase Agreement between us and Jilin Defeng Seed Co, Ltd. (“Defeng”) dated on April 5, 2009, we were entrusted by Defeng to plant main crop parental seeds. We purchased parental seeds from Defeng at an agreed price and arranged the planting of these seeds with plans formulated by Defeng. At harvest, we sold all seeds produced to Defeng. We enter into crop seed production contracts with local contractors that in turn contract local farmers and utilize local farmers’ leased land; the local contractors managed local farmers using the leased land to plant seeds and they provided all seeds planted and cultivated to us. We paid the local contractors a contract fees and provided the local farmers with fertilizer and the parental seeds. In 2010, we cultivated approximately 10,000 metric tons of corn seed and we sold all corn seed to Defeng at a price of 9,000 RMB or approximately $1,328 per metric ton.

We generated other revenue primarily from the corn storage services we provided to a food processer. For the year ended December 31, 2011, we generated other revenue in the amount of approximately $424,000. We did not generate other revenue for the year ended December 31, 2010.

Cost of sales. Cost of sales increased by $ 23,340,799, or 53.8%, from $43,346,000 for the year ended December 31, 2010 to $66,687,000 for the year ended December 31, 2011 and was primarily attributable to the increase in corn unit cost and corn seed costs. Our corn costs were approximately $51,745,000 in 2011 and $41,205,000 in 2010. The corn unit cost increased 27.8% from approximately $223.2 per metric ton in 2010 to approximately $285.3 per metric ton in 2011. The increase in corn unit cost was due to increase in corn market price and inflation in the P.R.C.

Our corn seed costs were approximately $14,852,000 in 2011 and $2,141,000 in 2010. The corn seed costs increased from approximately $209 average per metric ton during the year ended December 31, 2010 to approximately $1,350 per metric tons per metric ton during the year ended December 31, 2011. The increase was primarily due to the change in our corn seed cultivation arrangements with Defeng from 2010 to 2011. In 2010, we were entrusted by Defeng to plant main crop parental seeds. We purchased parental seeds from Defeng at an agreed price and arranged the planting of these seeds with plans formulated by Defeng. We entered into crop seed production contracts with local contractors in Jilin and we paid the local contractors a contract fee and provided the local farmers with fertilizer and the parental seeds. In 2011, we entered into two seed use right agreements (“Seed Use Right Agreements”) with Defeng. Through the Seed Use Right Agreement, we have joint use rights with Defeng to Defeng 359 and Hongyu 29 two seed varieties developed by Defeng. Defeng also granted us seed use rights to Defeng 10 and Defeng 77 through non contractual agreements. We paid Defeng a total of 3.0 million RMB (approximately $463,000) and purchased parent seeds from Defeng. We contracted a seed producer in Xinjiang to produce seeds for us and provided parental seeds to the seed producer. The seed producer was responsible for all other production cost and we purchased all seeds produced from them at agreed prices at the time of harvest. In comparison to local contractors in Jilin, the seed producer in Xinjiang charged a higher per metric ton price and the shipping costs for our seed inventory were higher as the seed producer was located in Xinjiang.

Cost of goods sold related to other revenue was primarily related to the amortization on our storage facility rented by our customer and related sales taxes. For the year ended December 31, 2011, cost of goods sold for other revenue was approximately $90,000.

Gross profit and gross margin. Our gross profit was $20,184,000 for year ended December 31, 2011 as compared to $15,975,000 for the year ended December 31, 2010, representing gross margins of 23.2% and 26.9%, respectively. The decrease in our gross margin percentage was mainly attributable to the decrease in our corn seed business as a percentage of our total revenue. Additionally, we also had a slight decrease in the gross margin from our corn business.  Gross margin percentages by product line are as follows:

	For the Years ended December 31,
	2011	2010
Corn	9.3%	10.5%
Corn Seeds	49.5%	83.9%
Other	78.8%	-%

Overall gross profit %	23.2%	26.9%

The gross profit margin percentage for our corn business decreased to 9.3% for the year ended December 31, 2011 from 10.5% for the year ended December 31, 2010. During the year ended December 31, 2010, we paid the railway freights and added the freight into the sales invoices issued to two of our major National Granary Reserves customers. For the year ended December 31, 2011, the majority of our customers paid the shipping and freight charges directly to the shipper or had us submit the freight invoice for compensations directly and had not included the freight into the total sales price. Excluding the effect from freight charges in the selling price, the gross profit margin from the sale of corn in 2010 was approximately 6.9% as compared to 9.3% in 2011.

The gross margin percentage for the sale of corn seed was 49.5% in 2011 as compared to 34.4% in 2010, a 30.9% decrease. The decrease in corn seed gross margin was due to the increase in the cost of corn seed per metric ton from $1,315 in 2011 and $200 in 2010, respectively per metric ton and our selling price per metric ton was approximately $2,871 in 2011 and $1,328 in 2010, respectively. The gross margin percentage for other revenue was 78.8% during the year ended December 31, 2011.

The gross margin percentage for other revenue was 78.7% in 2011 or approximately $334,000 and primarily related to the gross profit we generated from leasing our storage space to our customers.

Selling expenses. Selling expenses were $1,028,000 for the year ended December 31, 2011 and $2,940,000 for the comparable year in 2010, a decrease of $1,912,000 or 65%.  Selling expenses consisted of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Shipping and freight	$378	$2,351
Storage, packaging , and handling	187	185
Depreciation	406	334
Diesel	18	37
Other	39	33
	$1,028	$2,940

In 2011, shipping and freight decreased by $1,973,000 or 83.9% as compared to 2010. In 2010, we incurred these shipping and freight expenses and increased out selling price to cover these costs. In 2011, the majority of our customers paid the shipping and freight charges directly to the shipper or have us submitted the freight invoice for compensations directly and had not included the freight into the total sales price. We expect that the majority of our customers will continue to pay the shipping and freight charges in the future.

Storage, packaging and handling fee mainly includes warehouse management fees and the corn packaging and handling fees. The costs remained materially consistent in 2011 and 2010.

In 2011, depreciation increased by $72,000 or 21.6% as compared to 2010 as more fixed assets were being depreciated in 2011.

In 2011, Diesel expense decreased by $19,000 or 51.3% as compared to 2010. We own twenty-one trucks, which were mainly used to ship corn from the storage facilities to the railway station. In 2011, more customers picked up their own products or paid for the shipment of the corn and accordingly, diesel expense decreased and remained insignificant.

In 2011, other selling expenses increased by $6,000 or 18.2% as compared to 2010. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $1,504,000 for the year ended December 31, 2011, as compared to $546,000 for the year ended December 31, 2010, an increase of $958,000 or 175.5%. General and administrative expenses consisted of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Compensation and related benefits	$478	$169
Depreciation and amortization	179	175
Professional fees	488	5
Other taxes	101	28
Other	259	169
	$1,504	$546

In 2011, compensation and related benefits increased by $309,000 or 182.8% as compared to 2010. The increase was primarily attributable to the increase in our CEO and COO compensation as executive officers and compensation for our directors currently serving on our board.

Depreciation and amortization expenses remained materially consistent in 2011 and 2010.

In 2011, professional fees increased by $483,000 or 9660%. The increase was primarily attributable to the legal and accounting fees we incurred as a public company in 2011. We did not have similar expenses in 2010.

In 2011, other taxes increased by $73,000 or 260.7% as was attributable to increase in other miscellaneous taxes which included print taxes, land and building taxes, and annual corporation taxes.

In 2011, other general and administrative expenses increased by $90,000 or 53.3%, and were primarily attributable to an increase in related to office expenses, public company related expenses and other miscellaneous expenses.

Income from operations. For the year ended December 31, 2011, income from operations was $17,652,000 as compared to $12,489,000 for the year ended December 31, 2010, an increase of $5,163,000 or 41.3%.

Other expenses. For the year ended December 31, 2011, other expenses amounted to $949,000 as compared to other expenses of $149,000 for the year ended December 31, 2010, an increase of $800,000 or 536.9%.  The increase in other expenses was primarily related to an increase in our loan interest expense of $826,000 or 506.7%.  During the years ended December 31, 2011 and 2010, pursuant to loan agreements, the Company borrowed approximately $51,286,000 and $4,426,000, respectively, for the purchase of corn inventory from local growers.  Amounts borrowed under these loan agreements accrued interest at a rate range between 8.53% to 9.84% in 2011 and 7.47%  in 2010  per annum.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code and Hengchang Agriculture is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $55,000 and $0 for the year ended December 31, 2011 and 2010, respectively.  The estimated tax savings due to the Hengchang Agriculture tax exemption for the years ending December 31, 2011 and 2010 amounted to approximately $4,279,000 and $3,085,000, respectively.

Net income. As a result of the factors described above, our net income for the year ended December 31, 2011 and 2010 was $16,647,000 and $12,340,000, respectively.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,624,000 and $987,000 for the years ended December 31, 2011 and 2010, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the years ended December 31, 2011 and 2010, comprehensive income of $19,270,000 and $13,327,000, respectively were derived from the sum of our net income of $16,647,000 plus foreign currency translation gains of $2,624,000 in 2010 and net income of $12,340,000 plus foreign currency translation gains of $987,000 in 2010, respectively.

Liquidity and Capital Resources

On December 20, 2011 we completed a private offering (the “Offering”) consisting of 752,200 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Shares”), at a purchase price of $2.00 per share to certain investors. An aggregate of 752,200 Shares were sold in the Offering for gross proceeds to the Company of $1,504,400. As a result of the Offering, the Company issued an aggregate of 752,200 Shares as well as warrants to acquire an aggregate of 50,176 shares of our common stock to the placement agent in the Offering.

At December 31, 2010, our balance of cash was $6,949,341 comparing to $12,867,137 as of December 31, 2010. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance higher level of inventories,

●	an increase in working capital requirements to lease farm lands for crop cultivations
●	addition of administrative and sales personnel as the business grows,

●	increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	development of new products in the seed industry to complement our current products,

●	the cost of being a public company and the continued increase in costs due to governmental compliance activities, and

●	capital expenditures for construction of plant facilities and machinery and equipments
●	capital requirements to obtain a seed production license.

Changes in our working capital position are summarized as follows:

	December 31,	December 31,	Increase (Decrease)
	2011	2010	Working Capital
Current assets	$83,617,885	$35,458,763	$48,159,122
Current liabilities	54,741,940	18,303,912	36,438,028
Working capital (deficit)	$28,875,945	$17,154,851	$11,721,094

Our working capital increased approximately $11,721,000 primarily attributable to:

●	a net increase in accounts receivable of approximately $17,257,000;
●	an increase in prepaid VAT taxes of approximately $2,283,000;
●	a net increase in inventories of approximately $17,404,000; and
●	a decrease in account payable of $3,471,000;

Offset by:

●	a decrease in cash and cash equivalent of approximately $5,918,000;
●	an increase in loan payable of approximately $17,283,0000;
●
an increase in advances from customers of $21,108,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy; and

●	an increase in tax payable of approximately $737,000.

We require capital to purchase corn inventory and fund our working capital needs. During the years ended December 31, 2011 and 2010, pursuant to loan agreements, we borrowed approximately $51,286,000 and $4,426,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $35,838,000 and $4,426,000 of the loan during the respective fiscal years.

At December 31, 2011 and 2010, loans payable consisted of the following:

	December 31, 2011	December 31, 2010
Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due on October 27, 2012 with annual interest at the banks base interest rate plus 80% (7.47% at December 31, 2010) secured by assets of the Company	$-	$1,512,447

Loan payable under an group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in July 2012 with annual interest at the banks base interest rate plus 50% (9.84% at December 31, 2011) secured by assets of the Company.	4,713,498	-

Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011)	12,569,328	-
	$17,282,826	$1,512,447

We believe that our current levels of cash, cash flows from operations, and bank/related party borrowings, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience changed business conditions, business expansion or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, and other acquisitions, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31,
	2011	2010
Net cash used in operating activities	$(14,938,512)	$(4,595,188)
Cash flows provided by (used in) investing activities	$(11,396,818)	$11,250,271
Cash flows provided by financing activities	$20,034,540	$1,070,229
Effect of exchange rate on cash	$382,993	$358,145
Net increase (decrease) in cash and cash equivalents	$(5,917,796)	$8,083,457

Years ended December 31, 2011 and 2010

Net cash flow used in operating activities was $14,938,512 for the year ended December 31, 2011 as compared to net cash flow provided by operating activities was $4,595,188 for the year ended December 31, 2010.

Net cash flow used by operating activities for the year ended December 31, 2011 was mainly due to

●	net income of $16,464,683, adjusted for the add back (deduction) of non-cash items such as $530,697 of depreciation and the amortization of land use rights of $109,790,and

●
changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of approximately $16,370,000, an increase in prepaid VAT taxes of approximately $2,227,000, an increase in inventories of $13,773,000, an increase in advances to suppliers of approximately $16,132,000 and an increase in accounts payable of approximately $3,977,000 offset by an increase from advances from customers of approximately $20,450,000.

Net cash flow provided by operating activities for the year ended December 31, 2010 was primarily attributable to

●	net income of $12,340,025, adjusted for the add back (deduction) of non-cash items such as $433,283 of depreciation and the amortization of land use rights of $70,623,and

●
changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of approximately $5,891,000, and a decrease in advances from customers of approximately $19,629,000 offset by a decrease in prepaid  taxies of approximately $390,000, an decrease in inventories of approximately $3,901,000 and an increase in accounts payable of approximately $3,818,000.

Net cash flow used in investing activities was approximately $11,397,000 for the year ended December 31, 2011 as compared to net cash used in investing activities of $11,250,000 for the year ended December 31, 2010. During the year ended December 31, 2011, we collected loans receivable of approximately $3,090,000, investment in related party company of approximately $154,000, for the purchase of property and equipment of approximately $4,167,000 and to acquire land use rights of approximately $10,165,000. During the year ended December 31, 2010, we collected loans receivable of $17,702,000 and used cash loan receivable disbursement of $5,901,000, for the purchase of property and equipment of $355,000 and to acquire land use rights of $197,000.

Net cash flow provided by financing activities was $20,035,000 for the year ended December 31, 2011 as compared to net cash flow provided by financing activities of $1,070,000 for the year ended December 31, 2010. During the year ended December 31, 2011, we received proceeds from short-term bank loan of approximately $51,286,000, received cash proceeds from a related party of approximately $338,000, received proceeds from issuance of preferred stock of approximately $1,159,000 and received capital contributions from our CEO and COO of approximately $3,090,000 offset by the payment of loan payable of approximately $35,838,000. During the year ended December 31, 2010, we received proceeds from short-term bank loan of approximately $4,426,000, received cash proceeds from a related party of approximately $1,070,000, and offset by the payment of short-term loans of approximately $4,426,000.

Contractual Obligations

The following tables summarize our contractual obligations as of December, 2011, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Loans payable	$17,282,826	17,282,826	-	-	-
Construction and equipment (1)	$2,277,415	2,277,415	-	-	-
Total Contractual Obligations:	$19,560,241	$19,560,241	$-	$-	$-

(1)	Represents estimates remaining construction costs to build a grain storage facility.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GSP-2 INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

F-

GSP-2 INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GSP-2, Inc.
Jilin, China

We have audited the accompanying consolidated balance sheets of GSP-2, Inc. and subsidiaries (together, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSP-2, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
New York, New York
March 30, 2012

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$6,949,341	$12,867,137
Restricted cash	3,580	109
Accounts receivable	32,873,903	15,617,336
Advance payments to suppliers	16,408,120	-
Prepaid VAT taxes	2,723,149	440,477
Inventories	23,914,873	6,510,886
Deferred inventory costs	471,350	-
Prepaid expenses and other assets	273,569	22,818

Total Current Assets	83,617,885	35,458,763

PROPERTY AND EQUIPMENT - net	13,133,255	8,786,661

OTHER ASSETS:
Loans receivable	-	6,049,790
Investment in related party company	157,117	-
Land use rights, net	13,513,463	2,674,006

Total Other Assets	13,670,580	8,723,796

Total Assets	$110,421,720	$52,969,220

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$17,282,826	$-
Accounts payable	544,174	4,014,894
Facility and land use right payable	2,277,415	2,014,166
Advances from customers	29,065,745	7,957,658
Other payable	103,423	94,620
Due to related parties	4,726,326	4,222,574
Tax payable	737,496	-
Dividend payable	4,534	-

Total Current Liabilities	54,741,939	18,303,912

LOAN PAYABLE, net of current portion	-	1,512,447

Total Liabilities	54,741,939	19,816,359

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 100,000,000 shares
authorized, 752,200 issued and outstanding at December 31, 2011)	$752	-
Common Stock ($0.001 par value, 100,000,000 shares authorized,
14,050,000 and 12,800,000 shares issued and outstanding
at December 31, 2011 and 2010, respectively)	14,050	12,800
Additional paid-in capital	9,854,811	5,608,339
Retained earnings	42,548,562	25,906,413
Statutory reserves	342,957	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	2,918,649	1,282,352

Total Shareholders' Equity	55,679,781	33,152,861

Total Liabilities and Shareholders' Equity	$110,421,720	$52,969,220

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2011	2010
REVENUES	$86,870,549	$59,321,013

COST OF REVENUES	66,686,532	43,345,733

GROSS PROFIT	20,184,017	15,975,280

OPERATING EXPENSES:
Selling	1,028,602	2,940,580
General and administrative	1,503,833	545,946
Total Operating Expenses	2,532,435	3,486,526

INCOME FROM OPERATIONS	17,651,582	12,488,754

OTHER INCOME (EXPENSES):
Interest income	51,136	10,545
Interest expense	(988,555)	(162,720)
Other income	-	3,586
Other expense	(12,019)	(140)
Total Other (Expenses)	(949,438)	(148,729)

INCOME BEFORE PROVISION FOR INCOME TAXES 16,702,144		12,340,025

PROVISION FOR INCOME TAXES	55,461

NET INCOME	16,646,683	12,340,025

PREFERRED STOCK DIVIDEND	4,534	-

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$16,642,149	$12,340,025

COMPREHENSIVE INCOME:
NET INCOME	$16,646,683	$12,340,025

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,636,297	987,451
COMPREHENSIVE INCOME	$18,282,980	$13,327,476

EARNINGS PER COMMON SHARE:
Basic	$1.22	$0.96
Diluted	$1.15	$0.96

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	13,692,466	12,800,000
Diluted	14,444,666	12,800,000

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2011 and 2010

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Statutory	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity
Balance, December 31, 2009	-	-	12,800,000	$12,800	$5,608,339	$13,566,388	$342,957	$294,901	$19,825,385

Capital contribution			-						-

Adjustment to statutory reserve			-		-	-	-		-

Comprehensive income:
Net income for the year			-		-	12,340,025			12,340,025

Foreign currency translation adjustment			-		-			987,451	987,451

Balance, December 31, 2010	-	-	12,800,000	12,800	5,608,339	25,906,413	342,957	1,282,352	33,152,861

Reorganization of Company			1,000,000	1,000	(1,000)

Capital contribution			-		3,089,514	-	-	-	3,089,514

Adjustment to statutory reserve			-		-	-		-	-

Preferred shares issued for cash	752,200	752			1,503,648				1,504,400

Common stock issued for financing fees			250,000	250	(250)				-

Financing fees and expenses					(345,440)				(345,440)

Preferred stock dividend						(4,534)			(4,534)

Comprehensive income:
Net income for the year			-		-	16,646,683	-	-	16,646,683

Foreign currency translation adjustment			-		-	-	-	1,636,297	1,636,297

Balance, December 31, 2011	752,200	$752	14,050,000	$14,050	$9,854,811	$42,548,562	$342,957	$2,918,649	$55,679,781

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,646,683	$12,340,025
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	530,697	433,283
Amortization of land use rights	109,790	70,623
Changes in assets and liabilities:
Restricted cash	(3,409)	-
Accounts receivable	(16,370,382)	(5,890,821)
Prepaid VAT Taxes	(2,227,491)	390,120
Inventories	(13,773,411)	3,900,958
Prepaid and other current assets	(249,582)	(2,988)
Advances to suppliers	(16,132,324)	-
Accounts payable	(3,976,795)	3,818,141
Other payable	5,042	(25,974)
Taxes payable	53,130	-
Advances from customers	20,449,541	(19,628,555)

NET CASH USED BY OPERATING ACTIVITIES	(14,938,511)	(4,595,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	3,089,514	17,702,379
Disbursements made for loan receivables	-	(5,900,793)
Investment in related party company	(154,476)	-
Purchase of property and equipment	(4,167,354)	(354,642)
Purchase of land use rights	(10,164,501)	(196,673)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,396,817)	11,250,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	51,285,933	4,425,595
Payments of loans payable	(35,838,363)	(4,425,595)
Issuance of preferred stock and warrants for cash,
net of transaction expenses	1,158,960	-
Proceeds from related party advances	338,496	1,070,229
Capital contribution	3,089,514	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,034,540	1,070,229

EFFECT OF EXCHANGE RATE ON CASH	382,993	358,145

NET INCREASE (DECREASE) IN CASH	(5,917,796)	8,083,457

CASH - beginning of year	12,867,137	4,783,680

CASH - end of year	$6,949,341	$12,867,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$988,555	$162,720
Income taxes	$-	$-

Non-cash investing and financing activities:
Receipt of inventory to offset loan receivable	$3,089,514	$-
Common stock issued for preferred stock transaction expenses	$250,000	$-
Acquisition of property, land use right and construction in progress
for facility and land use right payable and tax payable	$973,452	$2,014,166

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK Produce (HK) Investments, Ltd., a Hong Kong company (“Heng Chang HK”).  Heng Chang HK owns all of the share capital of Siping Hengchang Business Consultants Co., Ltd. (“Hengchang Business Consultants”), a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Jilin Hengchang Agriculture Development Co., Ltd. (“Hengchang Agriculture”) and Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”)  (together, the “Operating Companies”) and their respective shareholders. The following is a summary of each of the Contractual Arrangements:

•
Exclusive Business Cooperation Agreement.  Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Services”). Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies.  Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants  financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

●
Shareholders’ Equity Interest Pledge Agreement.  In order to guarantee the Operating Companies’ performance of its respective obligations under the Exclusive Business Cooperation Agreement, the Operating Companies’ Shareholders and Hengchang Business Consultants entered into an equity interest pledge agreement (the “Pledge Agreement”), pursuant to which the Operating Companies’ shareholders pledged all of their equity interest in the Operating Companies to Hengchang Business Consultants. If the Operating Companies or the Operating Companies’ shareholders breach their respective contractual obligations, Hengchang Business Consultants, as pledgee, will be entitled to exercise certain rights, including the right to sell the pledged equity interests. Upon the full payment of the Service Fee under the Business Cooperation Agreement and upon the termination of the Operating Companies’ obligations thereunder, the Pledge Agreement shall be terminated.

●
Exclusive Option Agreement.   Under the exclusive option agreement between the Operating Companies, the Operating Companies’ Shareholders and Hengchang Business Consultants (the “Option Agreement”), the Operating Companies’ Shareholders have irrevocably granted Hengchang Business Consultants or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the equity interests in the Operating Companies (the "Equity Interest Purchase Option") for RMB 10. If an appraisal is required by PRC laws at the time when and if Hengchang Business Consultants exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws.  Pursuant to the Exclusive Option Agreement, the Operating Companies and the Operating Companies’ shareholders agree that, without the prior consent of Hengchang Business Consultants, they shall not in any manner supplement, change or amend the articles of association and bylaws of the Operating Companies, increase or decrease its registered capital, or change the structure of its registered capital in any other manner, shall not engage in any transactions that could materially affect the Operating Companies’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB 100,000, shall not sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of the Exclusive Option Agreement is ten years commencing on February 10, 2021 and may be extended at the sole election of JSJ.

●
Power of Attorney.  Under the power of attorney between the Operating Companies’ shareholders and Hengchang Business Consultants (the “Power of Attorney”), Hengchang Business Consultants has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Operating Companies’ shareholders, to act on behalf of the Operating Companies’ shareholders as their exclusive agent and attorney with respect to all matters concerning the Operating Companies’ shareholders’ equity interests in the Operating Companies, including without limitation, the right to: 1) attend shareholders' meetings of the Operating Companies; 2) exercise all the Operating Companies’ shareholders’ rights, including voting rights under PRC laws and the Operating Companies’ Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the Operating Companies’ shareholders’ equity interests in the Operating Companies in whole or in part; and 3) designate and appoint on behalf of the Operating Companies’ shareholders the legal representative, executive director, supervisor, manager and other senior management of the Operating Companies.

Hengchang Agriculture is a Chinese limited liability company and was formed under laws of the People’s Republic of China (the “PRC”) on September 9, 2004 under the name of Jilin Hengchang Foodstuff Purchasing and Storage Co. Ltd. (“Hengchang Purchasing”) with registered capital of RMB 5.0 million (approximately $729,000). On August 12, 2010, pursuant to the Limited Liability Corporation Modification Registration Application filed with the Siping City Administration for Industry & Commerce, Hengchang Purchasing’s name was changed to Hengchang Agriculture.  Hengchang Agriculture is primarily engaged in the business of development, purchasing and distribution of agricultural products including corn, soybean, and crop seeds. In July 2011, Hengchang Agriculture and seven PRC individuals formed Jilin Hengchang Planting Specialty Cooperative (“Hengchang Planting”) and Jilin Hengchang Mechanized Planting Specialty Cooperative (“Hengchang  Mechanized Planting”) in Jinlin province, P.R.C.  Hengchang Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases, providing and developing member’s farming equipments and technology, and selling members’ crop products.  The total registered capital of Hengchang Planting is RMB 1.0 million (approximately $154,000). Hengchang Mechanized Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases and providing and developing member’s mechanized farming equipments and technology.  The total registered capital of Hengchang Mechanized Planting is RMB 2.0 million (approximately $308,000).

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

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

Hengchang Agriculture’s Chairman of the Board of Directors and 52% majority shareholder, Mr. Yushan Wei is also Hengjiu’s Chairman of the Board of Directors and principal shareholder. Almost all of Hengjiu’s assets are used in Hengchang’s business operations and controlled and managed by Mr. Wei. Shiny Gold controls and receives the economic benefits of the Operating Companies’ business operations through the Contractual Arrangements, but does not own any equity interests in the Operating Companies.  In addition, as a result of the Contractual Arrangements, the Operating Companiesare deemed to be Shiny Gold’s variable interest entities and, accordingly, Shiny Gold consolidates the Operating Companies’ results, assets and liabilities into its financial statements.

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2011 and 2010, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $16,408,120 and $0 at December 31, 2011 and 2010, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at December 31, 2011 and 2010.

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease. In accordance with Accounting Standards Codification (“ASC’’)  905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of December 31, 2011 and 2010, the deferred inventory costs were $471,350 and $0, respectively.

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

	Useful Life	Residual
Buildings and building improvements	8-20 Years	5%
Manufacturing equipment	5-10 Years	5%
Office equipment and furniture	4-10 Years	5%
Vehicles	4-10 Years	5%

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2011 and 2010.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At December 31, 2011 and 2010, advances from customers amounted to $29,065,745 and $ 7,957,658 respectively.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company derives its revenue primarily from the sale of corn crop, and branded corn seeds. The sales price of product sold is stated in the sales contract and is final and not subject to adjustment. The Company generally does not accept sales returns and does not provide customers with price protection. The Company assesses a customer’s creditworthiness before accepting sales orders. Based on the above, the Company records revenue related to product sales upon delivery of the product to the customers.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in selling expenses and totaled $240,370 and $2,345,334 for the years ended December 31, 2011 and 2010, respectively.

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

Asset and liability accounts at December 31, 2011 and 2010 were translated at 6.3647 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the periods ended December 31, 2011 and 2010 were 6.4735 RMB and 6.77875 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended December 31, 2011 and 2010, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior year accounts payable amounts were reclassified as facility construction payable to confirm to the current year presentation. These changes had no impact on the total revenues, operating income, net income, earnings (loss) per share or the balance sheet.

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method).  The following table presents a reconciliation of basic and diluted net income per common share:

	Years Ended December 31,
	2011	2010
Net income available to common shareholders for basic net income per common share	$16,642,149		$12,340,025
Add: preferred stock dividend	4,534		-
Net Income available to common shareholders for diluted net income per common share	$16,646,683	$

Weighted average common share outstanding – basic	13,692,466		12,800,000
Effect of dilutive securities:
Warrants	—		—
Series A convertible preferred stock	752,200		—
Weighted average common shares outstanding– diluted	14,444,666		12,800,000
Net income per common share - basic	$1.22		$0.96
Net income per common share - diluted	$1.15		$0.96

Recent accounting pronouncements

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (ASU 2011-08). Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this update will be effective for us in fiscal years beginning after December 15, 2011, and for the interim periods within fiscal years. Management believes the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. Management believes the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements, as it only requires a change in the format of presentation.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2011 and 2010, accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010
Accounts receivable	$32,873,903	$15,617,336
Less: allowance for doubtful accounts	-	-
	$32,873,903	$15,617,336

Included in accounts receivable is $24,396,828 and $14,738,043 at December 31, 2011 and 2010 which is due from Defeng Seed Co., Ltd. (“Defeng”) (see Note 18).  These receivables were collateralized by equity interests in Defeng at December 31, 2010.  At December 31, 2011 and 2010, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 - INVENTORIES

At December 31, 2011 and 2010, inventories consisted of the following:

	December 31, 2011	December 31, 2010
Packaging materials	$-	$46,810
Finished goods	23,914,873	6,464,076
	23,914,873	6,510,886
Less: reserve for obsolete inventory	-	-
	$23,914,873	$6,510,886

NOTE 4 – LOAN RECEIVABLE

Loan receivable consisted of non-interest bearing loans to a third-party individual who has a personal relationship with the Company’s chief executive officer. These loans are unsecured and generally have no specific repayments terms. The Company has collected the loan receivable in full through inventory and cash collections during year 2011. At December 31, 2011 and 2010, loans receivable consisted of the following:

	December 31, 2011	December 31, 2010
Zhuang Weizhou	$-	$6,049,790

NOTE 5 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At December 31, 2011 and 2010, advance payments to suppliers consisted of the following:

	December 31, 2011	December 31, 2010
Advance payments to corn suppliers	$16,319,506	$-
Other	88,614	-
	$16,408,120	$-

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consist of the following:

	Useful Life	December 31, 2011	December 31, 2010
Office equipment and furniture	4-10 Years	$40,596	$35,282
Manufacturing equipment	5-10 Years	742,183	207,375
Vehicles	4-10 Years	1,386,760	840,002
Construction in progress	-	3,607,164	3,177,752
Buildings and building improvements	8-20 Years	8,824,026	5,419,283
		14,600,729	9,679,694
Less: accumulated depreciation		(1,467,474)	(893,033)
		$13,133,255	$8,786,661

For the years ended December 31, 2011 and 2010, depreciation expense amounted to $530,697 and $433,283.

The Company entered into a construction agreement to construct a grain storage facility (“Grain Storage Construction”) in 2010. Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category. Future payments under the Grain Storage Construction agreement amount to $2,437,920 at December 31, 2011. The Company expects to complete the construction in mid 2012.

NOTE 7- INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jiling Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr.Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 10% of Hengchang Fertilizer at December 31, 2011.  As of December 31, 2011, Hengchang Fertilizer did not have any operations. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by June 30, 2012.

NOTE 8 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. In 2009, the Company acquired land use rights for approximately $2,165,000 for 123,000 square meters located in Gongzhuling, Jilin, China. The Company is currently developing this land and constructing a grain storage and logistics center.  In August 2011, the Company obtained land use rights for approximately $10.1 million for 180,000 square meters located in Gongzhuling, Jilin, China. The Company’s land use rights have terms that expire in January 2058 through September 2061. The Company amortizes these land use rights over the term of the respective land use rights. The lease agreement does not have any renewal options.

At December 31, 2011 and 2010, land use rights consist of the following:
	Useful Life	December 31, 2011	December 31, 2010
Land use rights	50 Years	$13,728,258	$2,773,279
Less: accumulated amortization		(214,795)	(99,273)
		$13,513,463	$2,674,006

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 8 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:	Amount
2012	$274,617
2013	274,617
2014	274,617
2015	274,617
2016	274,617
Thereafter	12,140,378
$13,513,463

For the years ended December 31, 2011 and 2010, amortization expense amounted to $109,790 and $70,623, respectively.

NOTE 9 – ADVANCES FROM CUSTOMERS

At December 31, 2011 and 2010, advances from customers consisted of the following:

	December 31, 2011	December 31, 2010
Guangxi Zhuang Autonomous Regin National Liuzhou Grain Repository	$7,468,113	$553,902
Nanning Grain Repository	-	7,251,012
Guangxi Food Development Co., Ltd.	20,495,860	-
Guangxi Grain Repository Co.	942,700	-
Others	159,072	152,744
Total	$29,065,745	7,957,658

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related party

At December 31, 2011 and 2010, due to related parties consisted of the following:

	December 31, 2011	December 31, 2010
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,479,592	$4,222,574
Yufeng Wei (Chief operating officer)	1,228,606	-
Dore Perler (Director)	4,375	-
Megan Penick (Director)	4,375	-
Li Changhua (Director)	9,375	-
Total	$4,726,324	$4,222,574

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 11 – LOANS PAYABLE

At December 31, 2011 and 2010, loans payable consisted of the following:

	December 31, 2011	December 31, 2010
Loan payable to Jilin Gongzhuling Rural Cooperative Bank, due on October 27, 2012 with annual interest at the banks base interest rate plus 80% (7.47% at December 31, 2010) secured by assets of the Company	$-	$1,512,447
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in July 2012 with annual interest at the banks base interest rate plus 50% (9.84% at December 31, 2011) secured by assets of the Company.	4,713,498	-
Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011)	12,569,328	-
	$17,282,826	$1,512,447

The Company has a group loan agreement (the “Group Loan”) with the availability to borrow up to RMB 73 million (approximately $11.5 million) through November 2012 with Jilin Gongzhuling Rural Cooperative Bank, Baishan City Hungjiang District Rural Credit Cooperative Union, Baicheng City Taobei District Rural Credit Cooperative Union and Jiaohe City Rural Credit Cooperative Union (the “Participant Bank ”). Under the Group Loan, Participant Banks agree to jointly provide up to RMB 73 million loan amount to the Company for working capital purposes. At December 31, 2011, the Company has drawn RMB 30 million under the Group Loan.

The Company also has a credit line facility (the “Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.5 million) through April 2012 with China Construction Bank Siping Branch (the “Creditor”) for corn purchase purposes. The loan is secured by all assets of the Company and Mr. Yushan Wei’s shares in Hengchang Agricultural. Mr. Yushan Wei and his wife and Mr. Yufeng Wei and his wife also individually and jointly guarantee the loan. The Creditor has the right to monitor and supervise the Company’s inventory purchases, sales and shipping activities. The Company is required to provide monthly physical inventory count reports to the Creditor. The Company is also required to maintain a standard inventory level under the Creditor’s supervision and a bank account with the Creditor. Collections from selling the Company’s inventory acquired through the use of the Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch; the Company is not restricted to use the cash after it is deposited into the bank account. At December 31, 2011, the Company has drawn the maximum amount available under the Construction Loan. The loan was repaid in full in February 2012.

NOTE 12 – RESTRICTED CASH

In connection with the Construction Loan, the Company signed a Sales Fund Close Management Agreement  (“Fund Management Agreement”) with the Creditor in April 2011. Pursuant to the Fund Management Agreement, the Company agreed to have its collections on sales deposit into the Company’s bank account at the Creditor (“Collection Account”). The Company is required to pay its corn vendors using the money in the Collection Account unless the Company otherwise obtains the Creditor’s written approval. The Company is also required to obtain the Creditor’s written approval to use the fund in the Collection Account. At December 31, 2011 and 2010, the Company’s restricted cash amounted to $3,580 and $109, respectively.

NOTE 13 – FACILITY CONSTRUCTION PAYABLE

Facility construction payable was related to the Grain Storage Construction. In according to the construction process, at December 31, 2011 and 2010, accrued payable under the Grain Storage Construction amounted to $2,277,415 and $2,014,166, respectively. The Company expects to pay for the Grain Storage Construction in full after its completion in mid 2012.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 14 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2011 and 2010, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengjiu is not subject to any tax incentives. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code, and Hengchang Agriculture is exempt from income tax. The Company’s wholly-owned subsidiaries, Shiny Gold was incorporated in the British Virgin Island and Heng Chang HK was incorporated in Hong Kong. Under the current laws of the British Virgin Island, Shiny Gold is not subject to income taxes. Heng Chang HK is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended December 31, 2011. However, as Heng Chang HK has not generated any revenue or income, no provision for Hong Kong income tax has been made.

GSP-2, Inc. was incorporated in the United States and has incurred an aggregate net operating loss carryforwards of approximately $689,343 for income tax purposes through December 31, 2011, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2111. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Years Ended December 31,
	2011	2010
Income tax provision at China statutory rate of 25%	$4,334,007	$3,085,006
Permanent difference - China tax exemption	(4,278,546)	(3,085,006)
Total provision for income tax	$55,461	$-
Basic net income per share effect	0.31	0.24
Diluted net income per share effect	$0.30	$0.24

The Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Net U.S. operating loss carryforwards	$689,343	$-
Total gross deferred tax asset	689,343	-
Less: valuation allowance	(689,343)	-
Net deferred tax asset	$-	$-

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 15 – STOCKHOLDERS’ EQUITY

Recapitalization

On February 11, 2011, pursuant to a Share Exchange Agreement (See Note 1), the Company issued 12,800,000 ordinary shares to the shareholders of Shiny Gold, their designees or assigns in exchange for all of the issued and outstanding capital stock of Shiny Gold. Prior to the Share Exchange, the Company had 1,000,000 shares of ordinary shares issued and outstanding. Following the Share Exchange, there were 13,800,000 Ordinary Shares of the Company issued and outstanding.

December  2011 Sale of Series A Preferred Stock

On December 20, 2011, the Company sold 752,200 shares of series A preferred stock to several investors for $1,504,400.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $2.00 per share, which was the deemed market price for the Company’s common stock on the date of the sale. Pursuant to the related purchase agreements, the Company’s controlling shareholder, Ally Joy Investments Limited (“Ally Joy”) agrees to deposit an aggregate amount of 200,000 shares of the Company’s common stock into an escrow account; Ally Joy is controlled by our Chief Executive Officer. The Company is required to meet $15.9 million after tax net income for the fiscal year ending December 31, 2011(“2011 Targeted Net Income”) and $18 million after tax net income for the fiscal year ending December 31, 2012 (“2012 Targeted Net Income) under U.S. GAAP. If the Company does not reach the 2011 Targeted Net Income or the 2012 Targeted Net Income, Ally Joy shall transfer to the holders of the Series A Preferred Stock an additional amount of shares of the Company’s common stock equal to the percentage of variation of the actual net income from the targeted net income times the number of purchased Series A Preferred Stock for each year not meeting the targeted net income. The Company met the 2011 Targeted Net Income. The Company agrees to file a Form S-1 registration statement (the “Registration Statement”) within 30 calendar days following the date of the sale of the Series A preferred Stock (“Closing Date”).  The Company agrees to use its best efforts to cause the Registration Statement to be declared effective upon the earlier of (a) 180 calendar days after the Closing Date or three business days after the Registration Statement is declared effective. The Company also agrees to its common stock to become quoted on the Over the Counter Bulletin Board (“OTCBB”) within sixty days of the effectiveness of the initial Registration Statement.  The Company shall use its best efforts to cause its common stock to become listed (the “Uplisting”) on a senior exchange board (“Senior Exchange Listing”) within 12 months of the OTCBB listing date (“the Uplisting Date”). If the  Senior Exchange Listing has not occurred by the Uplisting Date, the Company shall pay cash liquidated damage to the holders of the Series A preferred stock in the amount equal to 0.5% of each holder’s aggregate purchase price until the Uplisting is completed. Until the closing of an offering of the Company’s common stock at a price per share not less than $4.00, the Company is restricted from incurring any indebtedness or making any payment on the existing indebtedness to the Company’s Chief Executive Officer.

In connection with the sale of the Series A preferred stock, the Company received gross proceeds of $1,504,400 before deducting offering expenses of $345,440. In addition, the placement agent and consultants received of 250,000 common stock and warrants to purchase 75,220 shares of common stock with an exercise price of $2.40 per share and five years exercise period.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

The series A preferred stock has the following rights, preferences and limitations:

•	There are 875,000 authorized shares of series A preferred stock.

•
Holders will be entitled to receive dividends at the rate of 10% of the original issuance price ($2.00). Dividends shall be cumulative but not compounding. Dividend payments may be, in sole discretion of the Company, be made in fully paid and non-assessable share of Series A preferred stock based up the original issuance prices, and the issuance of such shares of shall constitute full payment of such dividend.

•
The holders of the series A preferred stock have no voting rights except as required by law. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without first obtaining the approval  of the holders of majority of the then outstanding share of the Series A preferred stock (a) amend the rights, preferences or privileges of the series A preferred stock (b) amend or waive any provision of its Articles of Incorporation in a manner that would alter the rights, preferences or privileges of the Series A Preferred Stock, (c) create any class of capital stock or series or of preferred stock, the terms of which expressly provide that such class or series or (d) enter into any agreement with respect to the foregoing.

•
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the series A preferred stock will be entitled to receive an amount per share equal to the sum of $2.00, subject to adjustments,  plus any accrued but unpaid dividends out of the assets of the Company available for distribution to the shareholders of the Company before any payment or distribution is made to holders of other classes of stocks.

•
Each share of series A preferred stock is convertible at any time into one share of common stock, subject to adjustment, at the option of the holder. Each outstanding share of Series A preferred stock shall automatically convert into one share of the Company’s common stock upon the effectiveness of a registration statement filed by the Company with the Securities and Exchange Commission

Warrants

Warrant activity for the years ended December 31, 2011 and 2010 is summarized as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	—	$—	—	$—
Granted	75,220	2.4	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at end of year	75,220	$2.4	—	$—

Warrants exercisable at end of year	75,220	$2.4	—	$—

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$ 2.40	75,220	5.0	$2.40	75,220	$2.40
	75,220		$2.40	75,220	$2.40

NOTE 16 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Hengchang Agriculture and Hengjiu did not make any such appropriation for the years ended December 31, 2011 and 2010 since the reserve balance of Hengchang Agriculture as of December 31, 2009 reached 50% of its registered capital and Hengjiue did not have any retained earnings at December 31, 2011. The accumulated balance of the statutory reserve of the Company as of December 31, 2011 and 2010 was $342,957 and $342,957, respectively.

In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. This portion $342,957 and $342,957 as of December 31, 2011 and 2010, respectively, represents the accumulated balance of statutory reserve maintained by the Company.

NOTE 17 – CONCENTRATIONS

As of December 31, 2011 and 2010, the Company held cash in the PRC banks of $6,435,877 and $12,867,137, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

Customers

Three customers accounted approximately 86.4% and 94.0% of the Company’s revenue during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, two of the three customers accounted for 100 % and 94.4% of the Company’s total outstanding accounts receivable, respectively.

Suppliers

Two suppliers accounted approximately for 30.6% of the Company’s purchases during year 2011. The Company did not have any supplier accounted for more than 10% of its total purchase during year 2010. The Company did not have accounts payable as of December 31, 2011 and December 31, 2010 to these suppliers.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Option to Purchase Agreement

On January 31, 2011, the Company entered into an agreement with the shareholders of Jilin Defeng Seed Co, Ltd. (“Defeng”), a Chinese limited liability company formed under laws of the PRC on September 29, 2003.  Pursuant to the Agreement, within 12 months after the execution of this Agreement, the Company shall have the option to purchase a 70% equity interest in Defeng through the issuance of additional shares of stock of Defeng, and the shareholders of Defeng will retain a 30% equity interest in Defeng.  Within 12 months after the execution of this Agreement, if the Company exercises its option to purchase the 70% equity interest in Defeng, it shall contribute certain land use right and real property rights related to the land locating at the east of 7th Road of the Linxi Development Zone, the total value of which are approximately 40,000,000 RMB (approximately $5,800,000), and 30,000,000 RMB (approximately $4,400,000) in cash as its investment into Defeng.  The shareholders of Defeng shall use Defeng’s existing fixed assets and intangible assets (including but not limited to Seed Property Rights, Operating Rights and Sales Network), the total value of which are approximately 30,000,000 RMB (approximately $4,400,000) as its investment into Defeng.  The registered capital of Defeng is currently RMB 30,000,000 and the shareholders of Defeng hold 100% equity interest in Defeng. After the Company’s investment into Defeng, the total registered capital of Defeng will be increased up to RMB 100,000,000 (approximately $14,700,000) of which the Company and the shareholders of Defeng shall maintain 70% and 30% respectively.  Defeng is engaged in the production of crossbred corn and the wholesale sale of crop seeds.  The agreement expired on January 31, 2012 and the Company did not exercise the option to purchase 70% of equity interest in Defeng.

Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy and passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy and passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 ($77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 ($77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 ($77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. As of December 31, 2011, no new seed variety was developed by Jilin Academy for the Company.

NOTE 19 – SUBSEQUENT EVENTS

Increased Registered Capital

On January 5, 2012, Hengchang Agriculture’s registered capital was increased by RMB 30 million (approximately $4.7 million) from RMB 5 million (approximately $656,000) to RMB 35 million (approximately $5.4 million). Mr. Yushan Wei,  the Company’s chief executive officer and majority shareholder of Hengchang Agriculture, contributed RMB 15.6 million (approximately $2.4 million) and Mr. Yufeng Wei,  the Company’s chief operating officer and minority shareholder of Hengchang Agriculture, contributed RMB 14.4 million (approximately $2.3 million)  as the registered capital contribution. After the capital contribution, the percentages of ownership in Hengchang Agriculture of Mr. Yushan Wei and Mr. Yufeng Wei remain unchanged at 52% and 48%, respectively.

Land Lease Agreement

The Company entered into a land lease agreement with Gongzhuling Nanwaizi Town People’s Government (“Nanwaizi”) on January 1, 2012 to obtain the land operation right for 3000 hectares of corn field in Nanwaizi town, Gongzhuling. The land lease agreement started on December 1, 2011 and expires on November 30, 2027.  The first year annual rent is RMB 12,000 (approximately $1,885) per hectare. The Company shall adjust the rent every year based on the corn market price using 6,000 kilograms as the per hectare corn production level base. The Company shall pay the annual lease on or before December 1 of every year. Nanweizi will enjoy all subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 19 – SUBSEQUENT EVENTS (continued)

Land Lease Agreement (continued)

On January 1, 2012, the Company entered into a land lease agreement with Gongzhuling Nanweizi Street Fangshengguangzi Village  (“Fangshengangzi”) and Nanwaizi Street Operation & Management Station (“Street Station”) to obtain the land operation right for 200 hectares of paddy field in Nanwaizi town, Gongzhuling from Fangshengangzi. The land lease agreement started on January 1, 2011 and expires on December 31, 2027. The Company has the first right to renewal after the land lease is expired.  The first year annual rent is RMB 15,000 (approximately $2,357) per hectare. The Company shall adjust the rent every year based on the rice market price using 4,800 kilograms as the per hectare corn production level base. The Company shall pay the annual lease to Fangshengangzi on or before February 28 of every year. Fangshengangzi and the Company will each enjoy certain subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land. According to the agreement, the Company provided RMB 300,000 (approximately $47,000) to Fangshengangzi to be kept with Street Station as a guarantee deposit. The deposit will be returned to the Company one year prior to the lease expiration date.

Common Stock Issuance

On March 5, 2012, the Company issued 7,000 shares of its common stock to a Company’s consultant as compensation for services provided prior to December 31, 2011. The shares are valued at the fair value of $2.0 per share on the grant date and $14,000 in total. The $14,000 was recorded as compensation expenses at December 31, 2011.

On March 5, 2012, the Company issued 5,000 shares of its common stock to each of its two U.S. independent directors pursuant to the agreements between the Company and its U.S. directors. The shares are valued at the fair value of $2.0 per share on the grant date and the Company recorded stock-based compensation of $11,250 in total and the remaining $8,750 was recorded to offset compensation payable to the two directors at December 31, 2011.

On March 5, 2012, the Company issued 12,500 shares of its common stock to each of its two P.R.C. independent directors pursuant to the agreements between the Company and its P.R.C. directors. The shares are valued at the fair value of $2.0 per share on the grant date and the Company recorded stock-based compensation of $31,250 in total and the remaining $18,750 was used to offset the compensation payable to the two directors at December 31, 2011.

On March 5, 2012, the Company issued 74,065 shares of its common stock to its chief executive officer pursuant to the executive employment agreement between the Company and the chief executive officer for services provided prior to December 31, 2011. The Company recorded related compensation expenses of $148,130 at December 31, 2011.The shares are valued at the fair value of $2.0 on the grant date and used to offset the related compensation payable.

On March 5, 2012, the Company issued 42,815 shares of its common stock to its chief operating officer pursuant to the executive employment agreement between the Company and its chief operating officer for services provided prior to December 31, 2011. The Company recorded related compensation expenses of $85,630 at December 31, 2011.The shares are valued at the fair value of $2.0 on the grant date and used to offset the related compensation payable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushsan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that there is a material weakness in our internal control over financial reporting as of December 31, 2011. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report, due to the fact that we are a smaller reporting company.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES

Our executive officers and directors and their respective ages as of March 25, 2012 are as follows:

Yushan Wei	46	Chairman of the Board of Directors, President and Chief Executive Officer
Yufeng Wei	43	Chief Operating Officer
Yuejun Li	43	Chief Financial Officer
Changhua Li	63	Director
Megan Penick	38	Director
Dore Perler	51	Director

Mr. Yushan Wei, 46, has served as our President and Chief Executive Officer on February 11, 2011 and has been the Chairman of our Board of Directors upon the closing of the Share Exchange. Mr. Wei was also our Chief Financial Officer from February 2011 to July 2011.  Mr. Wei has extensive experience in the grain and seeds industry. Under his management, the grain reserve capacity of Hengchang Agriculture has grown from less than 100,000 tons to almost 300,000 tons.  In 2004, he co-established Hengchang Agriculture and has since served as Hengchang Agriculture’s President and Chief Executive Officer. Mr. Wei was the President and General Manager of Jinling Woods Co., Limited at Gongzhuling City from 1996 to 2004. Mr. Wei graduated from Inner Mongolia Medical College in 1988. Mr. Wei is the brother of our Chief Operating Officer Mr. Yufeng Wei.

Yufeng Wei, 43, was appointed as our Chief Operating Officer on February 11, 2011.  Mr. Wei has over 20 years experience in the agriculture industry. From July 1990 to June 1996, Mr. Wei served as the director of Wuzhou Xinmin Granary in Guangxi Zhuang Autonomous Region of China. From June 1996 to March 1999, he served as the Chairman and General Manager of Guangxi Wuzhou Lenong Co., Ltd. From March 1999 to December 2003, Mr. Wei was working at the Wuzhou Branch of the grain reserves of the central people’s government as the vice director. In January 2004, Mr. Wei co-established Hengchang Agriculture and has since served as its Chief Operating Officer, in which capacity he has been assisting the Chief Executive Officer on the management, client development, strategic planning, and related substantial issues for the company.  Mr. Wei graduated from Nanjing University of Agriculture and Economics in 1990 with a bachelor’s degree on grain reserves.

Yuejun Li, 43, has been our Chief Financial Officer since July 2011. He has been the Chief Financial Officer of Jilin Hengchang Agriculture Development Co., Ltd., a variable interest entity of the Company since May 2009.  From June 2008 to April 2009, Mr. Li worked as an auditor performing internal audit work for Jilin Qingda Petroleum Corporation.  From July 1990 to May 2008, Mr. Li was employed by Jilin Vegetable Oil Co. Ltd. (a group company of Jilin Grain Group Co. Ltd.) - Guojiadian Vegetable Oil Factory performing various accounting and finance work, including serving as Director of Finance and Chief Financial Officer.  Mr. Li has over 20 years of experiences in corporate accounting and finance with extensive knowledge in financial analysis and management and tax regulations in China. Mr. Li graduated in 1990 from Northeast Normal University Department of Physics with a Certificate of Graduation in Physics. Mr. Li also completed the executive training program in Accounting and Finance at Beijing Business Management College for financial accounting.

Changhua  Li, 63, has been a corn seed breeding consultant since 2001, serving a number of companies including Siping Corn Test Station of Shandong Denghai Seeds Co. Ltd., Gongzhuling Seeds Breeding Station of Inner Mongolia Daming Seed Co. Ltd., and Jilin Defeng Seeds Co. Ltd.  Prior to 2001, Ms. Li was in charge of corn seed breeding at the Institute of Corn Breeding of Jiling Province Siping City Academy of Agricultural Sciences since 1973.  Ms. Li has received numerous awards throughout her career including Jilin Province First-Time Provincial Outstanding Expert in 1998, National Super Contribution Young Expert in 1996, Jilin Super Talent from Jilin Provincial Governor in 1993, the political subsidy from the Central People’s Government of the People’s Republic of China in 1992, Jilin Province Labor Model, Siping City Super Labor Model in 1989, and Sanba Hongqishou and Jilin Province Women Model in 1985. In 1997, she was also engaged as an expert of China Agricultural Expert Consultation Group. During her career, Ms. Li has developed four seed breeds which received PRC National Approval: Sidan No.8, Sidan No.16, Sidan No.12, Sidan No. 19. She also developed nine seed breeds that received Jilin province Provincial Approval: Simi No.4, Sidan No.18, Huangmo, Sidan No. 78, Simi No. 21, Simi No. 25, Pingzao No.2, Daming 420 and etc. Among them, two breeds, Sidan No.8 and Sidan No 19 have been planted over ten million acres of farmland, and four breeds, Huangmo, Simi No. 16, Simi No.21 and Simi No. 25 have been planted over one million acres of farmland every year. Ms. Li graduated from Jilin Agricultural University Agriculture Department with a bachelor’s degree.  The Company believes that Ms. Li’s knowledge of, and experience with, corn seed breeding will provide the Board of Directors with insight into the Company’s business, challenges, opportunities and operations.

Megan Penick, 38, is the owner of Penick & Associates LLC, a law firm focused on corporate and securities law, which she formed in May 2009.  Prior to establishing her own firm, Ms. Penick was a corporate and securities associate at Pryor Cashman, LLP, New York, from April 2006 to May 2009, a legal consultant at Goldman Sachs’ Hedge Fund Strategies Group from October 2005 to April 2006, and general counsel at Global Holding & Investment Co., LLC, a financial services company, from April 2004 to October 2005. Ms. Penick was also a director of Cleantech Solutions International, Inc. (formerly known as China Wind System, Inc.) (NASDAQ: CLNT), a manufacturer and seller of high-precision forged rolled rings for the wind power and other industries and  textile dyeing and finishing machines, from August 2009 until June 2011. She received a B.A. degree from the University of Iowa and a J.D. from New York Law School, and is licensed to practice law in New Jersey, New York, Connecticut, and Washington, D.C.  The Company believes that Ms. Penick’s experience in working with public companies and her work with Chinese companies is important to the Company in strengthening its internal controls and related corporate governance matters and will benefit the Board of Directors.

Dore Perler, 51, has been the President and Chief Executive Officer of Pearl Group Advisors, Inc., an international representative and advisory firm working with publicly traded companies, since January 2009.  Mr. Perler served as the Chief Executive Officer, President and Chairman of the Board of Directors for China America Holdings, Inc. (formerly known as Sense Holdings, Inc.) (OTCBB: CAAH), a publicly traded diversified global holding company with operations in the U.S. and China, from July 1998 to January 2009.  Mr. Perler also served as a director and as Secretary for China America Holdings, Inc. from February 2009 to December 2009.  Mr. Perler currently serves as President for Big Tree Toys, Inc., a Chinese toy manufacturer.  From 1996 to 1998, Mr. Perler was Vice President of Sales for Ansel Communications, a manufacturer of network interfaces and servers, hubs, and LAN workstations, and from 1993 to 1996 Vice President of Sales for LatinRep Associates/LatinChannels, Inc., a manufacturer’s representative organization, where he assisted in the development of the company’s organizational infrastructure, designed business processes and operating procedures, planned and executed strategies  and created and implemented marketing and business development campaigns.  The Company believes that Mr. Perler’s extensive high level experience in international sales and marketing, operations, mergers/acquisitions, and cross border investments, his knowledge and experience in corporate governance matters pertaining to public companies will be beneficial to the Company and add to the strength of its Board of Directors.

Family Relationships

Yushan Wei and Yufeng Wei are brothers. There are no other family relationships among any of our officers or directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. We will compensate our Directors for service on our Board of Directors pursuant to their respective agreements with the Company. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board of Directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Code of Ethics; Financial Expert

The Company has not adopted a Code of Ethics. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to maintaining the business of the Company.  At a later time, a code of ethics may be adopted by the Board of Directors.

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11.	EXECUTIVE COMPENSATION.

Base compensation is determined by the officers of the Company. Any bonuses awarded to the officers of the Company are determined by the directors and are awarded according to the officers’ efforts put into the Company to generate revenues and enhance the Company’s growth. In determining base compensation, the executive officers consider the revenue the Company expects to generate, as well as the research and development needed to achieve the Company’s financial goals. The Company may award bonus compensation to its officers, which is paid in addition to the individual’s base compensation, for achieving certain financial goals such as exceeding forecasted profit and loss amounts. The board considers efforts made by individuals to enhance the company’s profitability and general growth in the fields of development, and sales and distribution to determine whether such efforts should be compensated. Once the board has determined that such achievements have occurred and should be rewarded, the amount of such bonus compensation is approved by the members of the board not being considered for the specific bonus.

Summary Compensation Table

The following table sets forth information concerning annual and long-term compensation of GSP-2, Inc, for their fiscal years ended December 31, 2010 and December 31, 2011, for their executive officers.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yushan Wei	2011	$176,016	0	0	0	0	0	0	176,016
President, Chief Executive Officer and Chairman (1)	2010	$8,851	0	0	0	0	0	0	8,851

Yufeng Wei	2011	$100,459	0	0	0	0	0	0	100,459
Chief Operating Officer (2)	2010	$7,080	0	0	0	0	0	0	7,080

Yuejun Li	2011	$7,415	0	0	0	0	0	0	7,415
Chief Financial Officer	2010	$7,080	0	0	0	0	0	0	7,080

Peter Goldstein	2011	$0	0	0	0	0	0	0	0
Chief Executive Officer and Director (3)	2010	$0	0	0	0	0	0	0	0

(1)
As of December 31, 2011, Mr. Yushan Wei received $18,537 in cash as compensation and $157,479 was accrued as compensation expenses. On March 5, 2012, the Company’s Board approved to issue shares in lieu of cash for the unpaid compensation as of December 31, 2011.

(2)
As of December 31, 2011, Mr. Yufeng Wei received $14,830 in cash as compensation and $85,629 was accrued as compensation expenses. On March 5, 2012, the Company’s Board approved to issue shares in lieu of cash for the unpaid compensation as of December 31, 2011.

(3)	On February 11, 2011 and in connection with the Share Exchange, Mr. Goldstein resigned as an executive officer of the Company and Yushan Wei was appointed as our President and Chief Executive Officer.
The following table sets forth information concerning compensation paid to the directors of GSP-2, Inc. for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Changhua L (1)	9,375	0	0	0	0	0	9,375
Megan Peni (2)	9,375	0	0	0	0	0	9,375
Dore Perler (2)	9,375	0	0	0	0	0	9,375

(1)
Ms. Li earned $9,375 for director’s compensation during the year ended December 31, 2011. No fee was paid in cash and the amount was accrued as compensation expenses as of December 31, 2011.  On March 5, 2012, the Company’s Board approved to issue shares in lieu of cash for the unpaid compensation as of December 31, 2011.

(2)
The director received $5,000 in cash and $4,375 was accrued as compensation expenses during the year ended December 31, 2011. On March 5, 2012, the Company’s Board approved to issue shares in lieu of cash for the unpaid compensation as of December 31, 2011.

(3)	We did not issue any stock awards or options to our directors or officers during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2011.

Employment Agreements

Yushan Wei Employment Agreement – President and Chief Executive Officer

On July 15, 2011, the Company and Yushan Wei entered into an employment agreement pursuant to which Mr. Wei will serve as the Company’s President and Chief Executive Officer.  Mr. Wei has served as the Company’s President, Chief Executive Officer and Chief Financial Officer since February 12, 2011, but no formal employment arrangement had been entered into prior to the date of agreement.  The initial term of employment under the agreement commenced as of July 16, 2011 and will continue for a period of three years.  After the initial term, the term of employment under the agreement shall automatically be extended for successive one year terms, unless either party provides 90 days written notice to the other that it does not wish to extend the employment term.

The agreement provides for an annual base salary of $160,000, which Mr. Wei may elect to receive in shares of the Company’s common stock.  In addition to base salary, the agreement provides that Mr. Wei shall be eligible to receive performance bonuses from time to time in the discretion of the Company’s Board of Directors.  The agreement also provides that Mr. Wei will be entitled to all benefits of employment made available to employees of the Company during the employment term.  In addition, the agreement provides that Mr. Wei shall receive $46,666 for services rendered to the Company as an officer prior to the commencement date of the initial term of the agreement.

The Company may terminate the agreement at any time for “cause” in the event that Mr. Wei (i) commits a crime involving dishonesty, breach of trust, or physical harm to any person; (ii) willfully engages in conduct that is in bad faith and materially injurious to the Company, including but not limited to, misappropriation of trade secrets, fraud or embezzlement; (iii) commits a material breach of any restrictive covenant of the agreement that is not cured within 20 days after written notice of such breach from the Company to Mr. Wei or (iv) willfully refuses to implement or follow a reasonable and lawful policy or directive of the Company that is not cured within 20 days after written notice of such occurrence from the Company to Mr. Wei.  In the event of a termination of the agreement by the Company for cause, the agreement provides that Mr. Wei will receive compensation to which is entitled through the date of termination and that following such termination, the Company’s obligations under the agreement shall cease immediately.

The agreement provides that, except in the case of termination of the agreement for cause or due to Mr. Wei’s death or disability, Mr. Wei shall be eligible to receive an amount equal to 90 days of his then-current base salary.

The agreement also provides that Mr. Wei may voluntarily terminate his employment with the Company upon 90 days written notice to the Company, in which case the Company may specify a termination date prior to the end of such 90 day period.  The agreement provides that Mr. Wei will receive compensation to which he is entitled through the date of such termination.

The agreement contains customary confidentiality provisions and provides that Mr. Wei will be subject to noncompetition and nonsolicitation covenants for a period of two years following the termination of his employment. The agreement also contains a mandatory arbitration provision.

Yushan Wei Employment Agreement – Chairman of the Board

On July 15, 2011, the Company and Yushan Wei entered into a letter agreement setting forth the terms of Mr. Wei’s service as the Chairman of the Company’s Board of Directors.  The letter agreement provides that Mr. Wei shall receive an annual fee of $25,000, of which $15,000 shall be payable on a quarterly basis on November 15, February 15, May 15 and August 15 and $10,000 of which shall be payable in the Company’s common stock in the event the Company consummates an offering of its securities.  The letter agreement provides that compensation for subsequent years shall be determined by the Company’s Board of Directors or the compensation committee thereof, as applicable, provided that the compensation for any year shall not be less than the compensation for the immediately prior year.  The letter agreement also provides that Mr. Wei shall be reimbursed for all reasonable travel, lodging and related expenses incurred in connection with travel required by the Company in connection with the performance services as a director.

Yufeng Wei Employment Agreement- Chief Operating Officer

On July 15, 2011, the Company and Yufeng Wei, the Company’s Chief Operating Officer, entered into an employment agreement.  Mr. Wei has served as the Company’s Chief Operating Officer since February 12, 2011, but no formal employment arrangement had been entered into prior to the date of the agreement.  The initial term of employment under the agreement commenced as of July 16, 2011 and will continue for a period of three years.  After the initial term, the term of employment under the agreement shall automatically be extended for successive one year terms, unless either party provides 90 days written notice to the other that it does not wish to extend the employment term.

The agreement provides for an annual base salary of $100,000, which Mr. Wei may elect to receive in shares of the Company’s common stock.  In addition to base salary, the agreement provides that Mr. Wei shall be eligible to receive performance bonuses from time to time in the discretion of the Company’s Board of Directors.  The agreement also provides that Mr. Wei will be entitled to all benefits of employment made available to employees of the Company during the employment term.  In addition, the agreement provides that Mr. Wei shall receive $29,166 for services rendered to the Company as an officer prior to the commencement date of the initial term of the agreement.

The Company may terminate the agreement at any time for “cause” in the event that Mr. Wei (i) commits a crime involving dishonesty, breach of trust, or physical harm to any person; (ii) willfully engages in conduct that is in bad faith and materially injurious to the Company, including but not limited to, misappropriation of trade secrets, fraud or embezzlement; (iii) commits a material breach of any restrictive covenant of the agreement that is not cured within 20 days after written notice of such breach from the Company to Mr. Wei; (iv) willfully refuses to implement or follow a reasonable and lawful policy or directive of the Company that is not cured within 20 days after written notice of such occurrence from the Company to Mr. Wei.  In the event of a termination of the agreement by the Company for cause, the agreement provides that Mr. Wei will receive compensation to which is entitled through the date of termination and that following such termination, the Company’s obligations under the agreement shall cease immediately.

The agreement provides that, except in the case of termination of the agreement for cause or due to Mr. Wei’s death or disability, Mr. Wei shall be eligible to receive an amount equal to 90 days of his then-current base salary.

The agreement also provides that Mr. Wei may voluntarily terminate his employment with the Company upon 90 days written notice to the Company, in which case the Company may specify a termination date prior to the end of such 90 day period.  The agreement provides that Mr. Wei will receive compensation to which he is entitled through the date of such termination.

The agreement contains customary confidentiality provisions and provides that Mr. Wei will be subject to noncompetition and nonsolicitation covenants for a period of two years following the termination of his employment. The agreement also contains a mandatory arbitration provision.

Director Employment Agreements

Each of Ms. Li, Ms. Penick and Mr. Perler entered into separate letter agreements with the Company setting forth the terms of service as members of the Company’s Board of Directors.  The letter agreements provide that each of the newly appointed directors shall receive an annual fee of $25,000, of which $15,000 shall be payable on a quarterly basis on November 15, February 15, May 15 and August 15 and $10,000 of which shall be payable in the Company’s common stock in the event the Company consummates an offering of its securities.  The letter agreements provide that compensation for subsequent years shall be determined by the Company’s Board of Directors or the compensation committee thereof, as applicable, provided that the compensation for any year shall not be less than the compensation for the prior year.   The letter agreements also provide that the directors shall be reimbursed for all reasonable travel, lodging and related expenses incurred in connection with travel required by the Company in connection with the performance services as a director.

Compensation of Directors

The compensation received by our directors and our management directors for their services as employees of the Company is shown in the “Summary Compensation Table” of this report above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 30, 2012 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Gongzhuling State Agriculture Science and Technology Park, location of 998 kilometers, Line 102, Gongzhuling city, Jilin province, China.

Names and Address (1)	Shares Owned Number	Percentage (2)

Yushan Wei President, Chief Executive Officer and Chairman of the Board of Directors (3)	9,332,773	65.7%

Yufeng Wei Chief Operating Officer	42,815	0.3%

Yuejun Li Chief Financial Officer	0	0%

Changhua Li Director	12,500	0%

Megan Penick Director	5,000	0%

Dore Perler Director	5,000	0%

Ally Joy Investments Ltd. (4)	9,246,208	65.1%

All Directors and Officers as a Group (6 persons)	9,398,088	66.1%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	Based on 14,208,800 shares of common stock outstanding as of March 30, 2012.

(3)
9,246,208 shares are held by Ally Joy Investments Ltd. and 86,565 shares are held by Mr. Yushan Wei. Ally Joy Investments Ltd. has represented to us that its sole shareholder is Jian Xin but that the sole director is Mr. Wei, our Chief Executive Officer. Mr. Wei is the natural person with voting and investment control over these shares.

(4)
This stockholder has represented to us that the sole shareholder of this entity is Jian Xin but that the sole director is Mr.Wei, our Chief Executive Officer. Mr. Wei is the natural person with voting and investment control over these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Due to related party

At December 31, 2011 and 2010, due to related parties consisted of the following:

	December 31, 2011	December 31, 2010
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,479,595	$4,222,574
Yufeng Wei (Chief operating officer)	1,228,606	-
Dore Perler (Director)	4,375	-
Megan Penick (Director)	4,375	-
Li Changhua (Director)	9,375	-
Total	$4,726,326	$4,222,574

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to the directors are as a result of timing difference in actual compensation payouts to the directors.

Director Independence

We currently have three independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Yushan Wei is not considered independent because he is an executive officer of the Company. However, Changhua Li, Megan Penick and Dore Perler are all considered independent directors.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Sherb and Co., LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2011	2010
Audit Fees	$140,000	$115,000
Audit Related Fees	45,000	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

(b) The following are exhibits to this Report where such documents all  incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

EXHIBIT NUMBER	DESCRIPTION
2.1*	Share Exchange Agreement, dated February 11, 2011
3.1**	Articles of Incorporation
3.2**	By-Laws

10.1***	Form of Subscription Agreement
10.2***	Form of Agent Warrant
10.3****	Letter Agreement with Changhua Li
10.4****	Letter Agreement with Megan Penick
10.5****	Letter Agreement with Dore Perler
10.6****	Letter Agreement with Yushan Wei
10.7****	Employment Agreement with Yushan Wei
10.8****	Employment Agreement with Yufeng Wei
10.9	Yushan Wei Power of Attorney dated February 10, 2011
10.10	Yufeng Wei Power of Attorney dated February 10, 2011
10.11	Exclusive Business Cooperation Agreement between Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011
10.12	Exclusive Option Agreement executed by and among Yushan Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011
10.13	Exclusive Option Agreement executed by and among Yufeng Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011
10.14
Equity Interest Pledge Agreement executed by and among Yushan Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011

10.15
Equity Interest Pledge Agreement executed by and among Yufeng Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011

10.16
Equity Interest Pledge Agreement executed by and among Yushan Wei, Yufeng Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011

10.17	Exclusive Option Agreement executed by and among Shulan Yu, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd dated February 10, 2011
10.18	Exclusive Option Agreement executed by and among Wenbiao Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd dated February 10, 2011
10.19	Wenbiao Wei Power of Attorney dated February 10, 2011
10.20	Shulan Yu Power of Attorney dated February 10, 2011
10.21
Equity Interest Pledge Agreement executed by and among Siping Hengchang Business Consultants Co., Ltd. Yushan Wei, Wenbiao Wei, Shulan Yu and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd. dated February 10, 2011

10.22
Equity Interest Pledge Agreement executed by and among Shulan Yu, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd. dated February 10, 2011

10.23
Equity Interest Pledge Agreement executed by and among Wenbiao Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd. dated February 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document.
101.SCH †	XBRL Taxonomy Extension Schema Document.
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB †	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included as an exhibit to the Current Report on Form 8-K filed on February 11, 2011 and incorporated herein by reference.
**	Included as an exhibit to the Registration Statement on Form 10 filed on September 14, 2010 and incorporated herein by reference.
***	Included as an exhibit to the Current Report on Form 8-K filed on December 23, 2011 and incorporated herein by reference
****	Included as an exhibit to the Current Report on Form 8-K filed on July 20, 2011 and incorporated herein by reference
†
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-2, INC.

By:	/s/ Yushan Wei
President

Dated:	March 30, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.  Each person whose signature appears below hereby authorizes Jianhua Wu as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

s/ Yushan Wei	Chief Executive Officer	March 30, 2012
Yushan Wei	and Chairman of the Board (Principal Executive Officer)

s/ Yuejun Li	Chief Financial Officer	March 30, 2012
Yuejun Li	(Principal Financial and Accounting Officer)

s/ Yufeng Wei	Chief Operating Officer	March 30, 2012
Yufeng Wei

s/ Megan Penick	Director	March 30, 2012
Megan Penick

s/ Dore Perler	Director	March 30, 2012
Dore Perler

s/ Changhua Li	Director	March 30, 2012
Changhua Li