Form 10-K/A
period 2011-12-31
GSP-2, INC.
filed 2012-04-05
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

GSP-2, INC.

By:	/s/ Yushan Wei
President

Dated:	April 5, 2012

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

Signature	Title	Date

s/ Yushan Wei	Chief Executive Officer	April 5, 2012
Yushan Wei	and Chairman of the Board (Principal Executive Officer)

s/ Yuejun Li	Chief Financial Officer	April 5, 2012
Yuejun Li	(Principal Financial and Accounting Officer)

s/ Yufeng Wei	Chief Operating Officer	April 5, 2012
Yufeng Wei

s/ Megan Penick	Director	April 5, 2012
Megan Penick

s/ Dore Perler	Director	April 5, 2012
Dore Perler

s/ Changhua Li	Director	April 5, 2012
Changhua Li