Form 10-Q
period 2012-03-31
GSP-2, INC.
filed 2012-05-21
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

There were 14,208,800 shares of the Registrant’s Common Stock outstanding at May 21, 2012.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2012

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012, and our amended annual report on Form 10-K/A filed with the SEC on April 5, 2012, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,995,151	$6,949,341
Restricted cash	3,608	3,580
Accounts receivable	24,934,855	32,873,903
Advance payments to suppliers	13,272,480	16,408,120
Prepaid VAT taxes	3,550,615	2,723,149
Inventories	28,819,501	23,914,873
Deferred inventory costs	2,015,906	471,350
Prepaid expenses and other assets	602,429	273,569
Deposit on loan guarantee agreement	316,221	-

Total Current Assets	88,510,766	83,617,885

PROPERTY AND EQUIPMENT - net	13,474,602	13,133,255

OTHER ASSETS:
Investment in related party company	158,110	157,117
Land use rights, net	13,525,975	13,513,463

Total Other Assets	13,684,085	13,670,580

Total Assets	$115,669,453	$110,421,720

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$22,767,879	$17,282,826
Accounts payable	2,160,264	544,174
Facility and land use right payable	2,372,578	2,277,415
Advances from customers	20,590,028	29,065,745
Other payable	167,985	103,423
Due to related parties	5,114,963	4,726,326
Tax payable	725,820	737,496
Dividend payable	42,144	4,534

Total Current Liabilities	53,941,661	54,741,939

Total Liabilities	53,941,661	54,741,939

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 100,000,000 shares authorized,
752,200 issued and outstanding at March 31, 2012 and December 31, 2011)	$752	752
Common Stock ($0.001 par value, 100,000,000 shares authorized,
14,208,800 and 14,050,000 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively)	14,209	14,050
Additional paid-in capital	14,919,157	9,854,811
Retained earnings	43,095,865	42,548,562
Statutory reserves	434,089	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	3,263,720	2,918,649

Total Shareholders' Equity	61,727,792	55,679,781

Total Liabilities and Shareholders' Equity	$115,669,453	$110,421,720

See notes to unaudited consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2012	2011
REVENUES	$9,929,627	$10,249,359

COST OF REVENUES	8,088,519	8,421,676

GROSS PROFIT	1,841,108	1,827,683

OPERATING EXPENSES:
Selling	105,347	205,167
General and administrative	556,791	307,625
Total Operating Expenses	662,138	512,792

INCOME FROM OPERATIONS	1,178,970	1,314,891

OTHER INCOME (EXPENSES):
Interest income	3,057	499
Interest expense	(489,569)	(74,383)
Other expense	-	(660)
Total Other (Expenses)	(486,512)	(74,544)

INCOME BEFORE PROVISION FOR INCOME TAXES	692,458	1,240,347

PROVISION FOR INCOME TAXES	16,413	-

NET INCOME	676,045	1,240,347

PREFERRED STOCK DIVIDEND	37,610	-

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$638,435	$1,240,347

COMPREHENSIVE INCOME:
NET INCOME	$676,045	$1,240,347

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	345,071	214,398
COMPREHENSIVE INCOME	$1,021,116	$1,454,745

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,097,140	13,344,444
Diluted	14,849,340	13,344,444

See notes to unaudited consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$676,045	$1,240,347
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	178,656	119,418
Amortization of land use rights	73,006	14,392
Common stock issued for services	24,375	-
Changes in assets and liabilities:
Accounts receivable	8,152,860	5,692
Prepaid VAT taxes	(810,830)	(1,775,165)
Inventories	(4,756,826)	(12,315,638)
Prepaid and other current assets	(96,845)	(62,645)
Advances to suppliers	3,241,759	-
Accounts payable	85,194	(3,811,264)
Other payable	85,049	87,443
Taxes payable	(16,352)	-
Advances from customers	(8,665,816)	3,038,169

NET CASH USED IN OPERATING ACTIVITIES	(1,829,725)	(13,459,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	-	3,035,178
Purchase of property and equipment	(356,310)	(11,067)
Purchase of land use rights	-	(151,759)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(356,310)	2,872,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	18,037,632	12,444,229
Payments of loans payable	(12,657,988)	(1,517,589)
Change in restricted cash	(5)	-
Proceeds from related party advances	70,590	75,879
Capital contribution	4,746,745	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,196,974	11,002,519

EFFECT OF EXCHANGE RATE CHANGE ON CASH	34,871	82,890

NET INCREASE IN CASH	8,045,810	498,510

CASH - beginning of period	6,949,341	12,867,137

CASH - end of period	$14,995,151	$13,365,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$448,166	$74,383
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to offset accounts payable and
related party payable	$293,386	$-
Acquisition of property, land use right and construction in progress
for facility and land use right payable and tax payable	$80,819	$-
Desposit on loan gurantee agreement and deferred financing costs
paid by related parties	$569,609	$-

See notes to unaudited consolidated financial statements

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

Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK Produce (HK) Investments, Ltd., a Hong Kong company (“Heng Chang HK”).  Heng Chang HK owns all of the share capital of Siping Hengchang Business Consultants Co., Ltd. (“Hengchang Business Consultants”), a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Jilin Hengchang Agriculture Development Co., Ltd. (“Hengchang Agriculture”) and Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”)  (together, the “Operating Companies”) and their respective shareholders. The following is a summary of each of the Contractual Arrangements:

●
Exclusive Business Cooperation Agreement.  Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Services”). Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies.  Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants  financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Service Fee paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

●
term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.

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

●
Exclusive Option Agreement.  Under the exclusive option agreement between the Operating Companies, the Operating Companies’ Shareholders and Hengchang Business Consultants (the “Option Agreement”), the Operating Companies’ Shareholders have irrevocably granted Hengchang Business Consultants or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the equity interests in the Operating Companies (the "Equity Interest Purchase Option") for RMB 10. If an appraisal is required by PRC laws at the time when and if Hengchang Business Consultants exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws.  Pursuant to the Exclusive Option Agreement, the Operating Companies and the Operating Companies’ shareholders agree that, without the prior consent of Hengchang Business Consultants, they shall not in any manner supplement, change or amend the articles of association and bylaws of the Operating Companies, increase or decrease its registered capital, or change the structure of its registered capital in any other manner, shall not engage in any transactions that could materially affect the Operating Companies’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB 100,000, shall not sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer any agreements relating to its business operation to any third party. The term of the Exclusive Option Agreement is ten years commencing on February 10, 2021 and may be extended at the sole election of Hengchang Business Consultants.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

Hengchang Agriculture is a Chinese limited liability company and was formed under laws of the People’s Republic of China (the “PRC”) on September 9, 2004 under the name of Jilin Hengchang Foodstuff Purchasing and Storage Co. Ltd. (“Hengchang Purchasing”) with registered capital of RMB 5.0 million (approximately $729,000). On August 12, 2010, pursuant to the Limited Liability Corporation Modification Registration Application filed with the Siping City Administration for Industry & Commerce, Hengchang Purchasing’s name was changed to Hengchang Agriculture.  Hengchang Agriculture is primarily engaged in the business of development, purchasing and distribution of agricultural products including corn, soybean, and crop seeds. In January 2012, the registered capital of Hengchang Agriculture was increased from RMB 5.0 million (approximately $729,000) to RMB 35.0 million (approximately $5.5 million). The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 15.6 million (approximately $2.4 million) and RMB 14.4 million (approximately $2.3 million), respectively. In July 2011, Hengchang Agriculture and seven PRC individuals formed Jilin Hengchang Planting Specialty Cooperative (“Hengchang Planting”) and Jilin Hengchang Mechanized Planting Specialty Cooperative (“Hengchang  Mechanized Planting”) in Jilin province, PRC. Hengchang Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases, providing and developing member’s farming equipments and technology, and selling members’ crop products.  The total registered capital of Hengchang Planting is RMB 1.0 million (approximately $154,000). Hengchang Mechanized Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases and providing and developing member’s mechanized farming equipments and technology.  The total registered capital of Hengchang Mechanized Planting is RMB 2.0 million (approximately $308,000).

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

The Company’s consolidated financial statements include the accounts of its variable interest entity, Hengjiu, which is under common control with Hengchang Agriculture. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10K report for the year ended December 31, 2011.

The accompanying unaudited consolidated financial statements for GSP-2, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Shiny Gold, Heng Chang HK and Hengchang Business Consultants, as well as the financial statements of Hengchang Agriculture and Hengjiu.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2012 and 2011 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Fair value of financial instruments (continued)

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $13,272,480 and $16,408,120 at March 31, 2012 and December 31, 2011, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at March 31, 2012 and December 31, 2011.

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’, costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of March 31, 2012 and December 31, 2011, the deferred inventory costs were $2,015,906 and $471,350, respectively.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2012 and 2011.

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

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more likely than not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At March 31, 2012 and December 31, 2011, advances from customers amounted to $20,590,028 and $29,065,745 respectively.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company derives its revenue primarily from the sale of corn crop and branded corn seeds. The sales price of product sold is stated in the sales contract and is final and not subject to adjustment. The Company generally does not accept sales returns and does not provide customers with price protection. The Company assesses a customer’s creditworthiness before accepting sales orders. Based on the above, the Company records revenue related to product sales upon delivery of the product to the customers.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in selling expenses and totaled $50,591 and $70,306 for the three months ended March 31, 2012 and 2011, respectively.

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

Asset and liability accounts at March 31, 2012 and December 31, 2011 were translated at 6.3247 RMB to $1.00 and at 6.3647 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2012 and 2011 were 6.3201 RMB and 6.5894 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three months ended March 31, 2012 and 2011, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

	Three Months Ended March 31,
	2012	2011
Net income available to common shareholders for basic net income per common share	$638,435	$1,240,347
Add: preferred stock dividend	37,610	-
Net income available to common shareholders for diluted net income per common share	$676,045	$1,240,347

Weighted average common share outstanding - basic	14,097,140	13,344,444
Effect of dilutive securities:
Warrants	-	-
Series A convertible preferred stock	752,200	-
Weighted average common shares outstanding - diluted	14,849,340	13,344,444
Net income per common share - basic	$0.05	$0.09
Net income per common share - diluted	$0.05	$0.09

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

The Company has evaluated recent issued accounting standards that are not yet effective and does not believed there will be a material impact on the Company's consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2012 and December 31, 2011, accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011
Accounts receivable	$24,934,855	$32,873,903
Less: allowance for doubtful accounts	-	-
	$24,934,855	$32,873,903

Included in accounts receivable is $24,551,124 and $24,396,828 at March 31, 2012 and December 31, 2011 which is due from Defeng Seed Co., Ltd. (“Defeng”) (see Note 17).  At March 31, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 - INVENTORIES

At March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31, 2012	December 31, 2011
Finished goods	$28,819,501	$23,914,873
Less: reserve for obsolete inventory	-	-
	$28,819,501	$23,914,873

NOTE 4 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At March 31, 2012 and December 31, 2011, advance payments to suppliers consisted of the following:

	March 31, 2012	December 31, 2011
Advance payments to corn suppliers	$13,269,616	$16,319,506
Other	2,864	88,614
	$13,272,480	$16,408,120

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Office equipment and furniture	4 - 10 Years	$41,315	$40,596
Manufacturing equipment	5 - 10 Years	697,573	742,183
Vehicles	4 - 10 Years	1,568,303	1,386,760
Construction in progress	-	3,710,738	3,607,164
Building and building improvements	8 - 20 Years	9,111,954	8,824,026
		15,129,883	14,600,729
Less: accumulated depreciation		(1,655,281)	(1,467,474)
		$13,474,602	$13,133,255

For the three months ended March 31, 2012 and 2011, depreciation expense amounted to $178,656 and $119,418.

The Company entered into a construction agreement to construct a grain storage facility (“Grain Storage Construction”) in 2010. Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category. Future payments under the Grain Storage Construction agreement amount to $2,453,338 at March 31, 2012. The Company expects to complete the construction by June 2012.

NOTE 6- INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr.Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 10% of Hengchang Fertilizer at March 31, 2012.  Hengchang Fertilizer started its operations in February 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by June 30, 2012.

NOTE 7 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  The Company’s land use rights have terms that expire in January 2058 through September 2061. The Company amortizes these land use rights over the term of the respective land use rights. The lease agreement does not have any renewal options.

At March 31, 2012 and December 31, 2011, land use rights consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Land use rights	50 years	$13,815,081	$13,728,258
Less: accumulated amortization		(289,106)	(214,795)
		$13,525,975	$13,513,463

NOTE 7 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:
2013	$299,999
2014	299,999
2015	299,999
2016	299,999
2017	299,999
Thereafter	12,025,980
$13,525,975

For the three months ended March 31, 2012 and 2011, amortization expense amounted to $73,006 and $14,392, respectively.

NOTE 8 – ADVANCES FROM CUSTOMERS

At March 31, 2012 and December 31, 2011, advances from customers consisted of the following:

	March 31, 2012	December 31, 2011
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$-	$7,468,113
Guangxi Food Development Co., Ltd.	20,435,080	20,495,860
Guangxi Grain Repository Co.	-	942,700
Others	154,948	159,072
Total	$20,590,028	$29,065,745

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related party

At March 31, 2012 and December 31, 2011, due to related parties consisted of the following:

	March 31, 2012	December 31, 2011
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,941,320	$3,479,595
Yufeng Wei (Chief operating officer)	1,172,393	1,228,606
Dore Perler (Director)	625	4,375
Megan Penick (Director)	625	4,375
Li Changhua (Director)	-	9,375
Total	$5,114,963	$4,726,326

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to each Director are due to timing differences in actual compensation payouts to the directors.

NOTE 10 – LOANS PAYABLE

At March 31, 2012 and December 31, 2011, loans payable consisted of the following:

	March 31, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in July 2012 with annual interest at the banks base interest rate plus 50% (9.84% at March 31, 2012 and December 31, 2011) secured by assets of the Company.	$10,119,056	$4,713,498

Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the bank base interest rate plus 30% (8.53% at December 31, 2011)	-	12,569,328

Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the bank base interest rate plus 20% (7.87% at March 31, 2012)	12,648,823	-

	$22,767,879	$17,282,826

The Company has a group loan agreement (the “Group Loan”) with the availability to borrow up to RMB 73 million (approximately $11.5 million) through November 2012 with Jilin Gongzhuling Rural Cooperative Bank, Baishan City Hungjiang District Rural Credit Cooperative Union, Baicheng City Taobei District Rural Credit Cooperative Union and Jiaohe City Rural Credit Cooperative Union (the “Participant Bank ”). Under the Group Loan, Participant Banks agree to jointly provide up to RMB 73 million loan amount to the Company for working capital purposes. At March 31, 2012 and December 31, 2011, the Company has drawn RMB 64 million and RMB 30 million under the Group Loan, respectively.

The Company had a credit line facility (the “Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.5 million) with annual interest at the bank base interest rate plus 30% through April 2012 with China Construction Bank Siping Branch (the “Creditor”) for corn purchase purposes. The loan is secured by all assets of the Company and Mr. Yushan Wei’s shares in Hengchang Agricultural. Mr. Yushan Wei and his wife, and Mr. Yufeng Wei and his wife,  individually and jointly guarantee the loan. The Creditor has the right to monitor and supervise the Company’s inventory purchases, sales and shipping activities. The Company is required to provide monthly physical inventory count reports to the Creditor. The Company is also required to maintain a standard inventory level under the Creditor’s supervision and a bank account with the Creditor. Collections from selling the Company’s inventory acquired through the use of the Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch; the Company is not restricted to use the cash after it is deposited into the bank account. At December 31, 2011, the Company has drawn the maximum amount available under the Construction Loan. The construction Loan was repaid in full in February 2012 and the credit line facility was terminated accordingly.

NOTE 10 – LOANS PAYABLE (continued)

In February 2012, the Company obtained a credit line facility (the “2012 Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.6 million) with annual interest at the bank base interest rate plus 20% through February 2013 with the Creditor for corn purchase purposes. Collections from selling the Company’s inventory acquired through the use of the 2012 Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch. In connection with the 2012 Construction Loan, the Company also entered in an RMB credit line guarantee agreement (“2012 Guarantee Agreement”) with Jilin Province Credit Guarantee Investment Co., Ltd. Siping Heat Exchanger Industry Branch (the “Guarantor”) whereby the Guarantor provides the guarantee services for the 2012 Construction Loan to the Company and the Company agrees to RMB 1.6 million (approximately $253,000) to the Guarantor as the fee for Guarantor’s services. The Company also agrees to pay RMB 2 million (approximately $316,000) to the Guarantor as the guarantee risk deposit (“Risk Deposit”); shall the Company not fulfill its obligation to the Creditor, Guarantor will use the Risk Deposit to pay the Company’s obligation to the Creditor on the Company’s behalf. If the Company does not pay the principle and interests in accordance to the terms in the 2012 Construction Loan and therefore causes the Guarantor to pay the principle and interests on the Company’s behalf, the Guarantor has the right to demand the Company to repay the entire amount plus 15% of the principle and interests. The Risk Deposit will be returned to the Company when the 2012 Construction Loan is terminated. The Guarantor also entered into an RMB credit line guarantor agreement (“2012 Guarantor Agreement”) with the Creditor to guarantee for all debt included but not limited to the principal, interest, penalty and other expenses incurred by the Company under the 2012 Construction Loan with the highest guarantee amount of RMB 96.5 million (approximately $15.3 million). Under the 2012 Guarantee Agreement, the Company is required to provide various financial reports and project progress reports to the Guarantor. The Company is also required to inform the Guarantor and obtain Guarantor’s written approval in advance in the following events: 1. any investments above RMB 8 million (approximately $1.3 million) 2. any financing activities above RMB 8 million (approximately $1.3 million) 3. Any guarantee activities for other parties above RMB 8 million (approximately $1.3 million) 4. change in ownership above RMB 7 million ($1.1 million) 5. sale of assets above RMB 8 million (approximately $1.3 million) 6. any indemnification to third parties or accidental asset loss above RMB 8 million (approximately $1.3 million) 7. other material economical dispute that might possibly impact the Company’s ability to repay the 2012 Construction Loan. At March 31, 2012, the Company has drawn the maximum amount available under the Construction Loan.

NOTE 11 – RESTRICTED CASH

In connection with the 2012 Construction Loan, the Company agrees to have its collections on sales deposit into the Company’s bank account at the Creditor (“Collection Account”). The Company is required to pay its corn vendors using the money in the Collection Account unless the Company otherwise obtains the Creditor’s written approval. The Company is also required to obtain the Creditor’s written approval to use the fund in the Collection Account. At March 31, 2012 and December 31, 2011, the Company’s restricted cash amounted to $3,608 and $3,580, respectively.

NOTE 12 – FACILITY CONSTRUCTION PAYABLE

Facility construction payable was related to the Grain Storage Construction. In according to the construction process, at March 31, 2012 and December 31, 2011, accrued payable under the Grain Storage Construction amounted to $2,372,578 and $2,277,415, respectively. The Company expects to pay for the Grain Storage Construction in full after its completion in June 2012.

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

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengjiu is not subject to any tax incentives. Hengchang Agriculture is considered an agricultural preliminary processor pursuant to the PRC tax code, allowing Hengchang Agriculture exempt from income tax.

The table below summarizes the reconciliation of the Company’s unaudited income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Three Months Ended March 31,
	2012	2011
Income tax provision at China statutory rate of 25%	$244,244	$357,329
Permanent difference - China tax exemption	(227,831)	(357,329)
Total provision for income tax	$16,413	$-
Basic and diluted net income per share effect	$(0.02)	$(0.03)

NOTE 14 – STOCKHOLDERS’ EQUITY

December 2011 Sale of Series A Preferred Stock

On December 20, 2011, the Company sold 752,200 shares of series A preferred stock to several investors for $1,504,400.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $2.00 per share, which was the deemed market price for the Company’s common stock on the date of the sale. Pursuant to the related purchase agreements, the Company’s controlling shareholder, Ally Joy Investments Limited (“Ally Joy”) agreed to deposit an aggregate amount of 200,000 shares of the Company’s common stock into an escrow account; Ally Joy is controlled by our Chief Executive Officer. The Company is required to meet $15.9 million after tax net income for the fiscal year ending December 31, 2011(“2011 Targeted Net Income”) and $18 million after tax net income for the fiscal year ending December 31, 2012 (“2012 Targeted Net Income) under U.S. GAAP. If the Company does not reach the 2011 Targeted Net Income or the 2012 Targeted Net Income, Ally Joy shall transfer to the holders of the Series A Preferred Stock an additional amount of shares of the Company’s common stock equal to the percentage of variation of the actual net income from the targeted net income times the number of purchased Series A Preferred Stock for each year not meeting the targeted net income. The Company met the 2011 Targeted Net Income. The Company agreed to file a Form S-1 registration statement (the “Registration Statement”) within 30 calendar days following the date of the sale of the Series A preferred Stock (“Closing Date”).  The Company agreed to use its best efforts to cause the Registration Statement to be declared effective upon the earlier of (a) 180 calendar days after the Closing Date or (b) three business days after the Registration Statement is declared effective. The Company also agreed to obtain common stock quotation on the Over the Counter Bulletin Board (“OTCBB”) within 60 days of the effectiveness of the initial Registration Statement.  The Company shall use its best efforts to cause its common stock to become listed (the “Uplisting”) on a senior exchange board (“Senior Exchange Listing”) within 12 months of the OTCBB listing date (“the Uplisting Date”). If the Senior Exchange Listing has

NOTE 14 – STOCKHOLDERS’ EQUITY (continued)

not occurred by the Uplisting Date, the Company shall pay cash liquidated damage to the holders of the Series A preferred stock in the amount equal to 0.5% of each holder’s aggregate purchase price and on each monthly anniversary of the said date until the Uplisting is completed. Until the closing of an offering of the Company’s common stock at a price per share not less than $4.00, the Company is restricted from incurring any indebtedness or making any payment on the existing indebtedness to the Company’s Chief Executive Officer.

In connection with the sale of the Series A preferred stock, the Company received gross proceeds of $1,504,400 before deducting offering expenses of $345,440. In addition, the placement agent and consultants received of 250,000 common stock and warrants to purchase 75,220 shares of common stock with an exercise price of $2.40 per share and five years exercise period.

The series A preferred stock has the following rights, preferences and limitations:

●	There are 875,000 authorized shares of series A preferred stock.

●
Holders will be entitled to receive dividends at the rate of 10% of the original issuance price ($2.00). Dividends shall be cumulative but not compounding. Dividend payments may, in sole discretion of the Company, be made in fully paid and non-assessable share of Series A preferred stock based up the original issuance prices and the issuance of such shares of shall constitute full payment of such dividend.

●
The holders of the series A preferred stock have no voting rights except as required by law. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without first obtaining the approval  of the holders of majority of the then outstanding shares of the Series A preferred stock (a) amend the rights, preferences or privileges of the series A preferred stock, (b) amend or waive any provision of its Articles of Incorporation in a manner that would alter the rights, preferences or privileges of the Series A Preferred Stock, (c) create any class of capital stock or series or of preferred stock, the terms of which expressly provide that such class or series or (d) enter into any agreement with respect to the foregoing.

●
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

●
Each share of series A preferred stock is convertible at any time into one share of common stock, subject to adjustment, at the option of the holder. Each outstanding share of Series A preferred stock shall automatically convert into one share of the Company’s common stock upon the effectiveness of a registration statement filed by the Company with the Securities and Exchange Commission.

NOTE 14 – STOCKHOLDERS’ EQUITY (continued)

Common Stock

In March 2012, the Company issued 151,880 shares of its common stock to officers and directors of the Company for services rendered by them.  The shares were valued at $2.00 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company reduced accrued liabilities by $279,385 that were outstanding and recorded stock-based compensation of $24,375.

In March 2012, the Company issued 7,000 shares of its common stock to a consultant of the Company for services rendered by the consultant. The shares were valued at $2.00 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company reduced accrued liabilities by $14,000.

Warrants

Warrant activity for the three months ended March 31, 2012 is summarized as follows:

	Three Months Ended March 31, 2012
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	75,220	$2.4
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2012	75,220	$2.4
Warrants exercisable at March 31, 2012	75,220	$2.4

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$2.40	75,220	4.75	$2.40	75,220	$2.40
	75,220	4.75	$2.40	75,220	$2,40

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. The balance of statutory reserve represents the accumulated balance of the restricted net assets maintained by the Company. The accumulated balance of the statutory reserve of the Company as of March 31, 2012 and December 31, 2011 was $434,089 and $342,957, respectively.

NOTE 15 – STATUTORY RESERVES (continued)

For the three months ended March 31, 2012, statutory reserve activity is as follows:

	Hengchang Agriculture	Hengjiu	Total
Balance – December 31, 2011	$342,957	$-	$342,957
Addition to statutory reserves	91,132	-	91,132
Balance –March 31, 2012	$434,089	$-	$434,089

NOTE 16 – CONCENTRATIONS

As of March 31, 2012 and December 31, 2011, the Company held cash in the PRC banks of $14,498,205 and $6,435,877, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

Customers

Two customers accounted for approximately 86.9% and 100.0% of the Company’s revenue during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, the two customers did not have any outstanding accounts receivable.

Suppliers

Two suppliers accounted approximately for 50.7% of the Company’s purchases during the three months ended March 31, 2012. At March 31, 2012, the Company did not have any outstanding payable to the two suppliers and approximately 99.9 % of the Company’s advance payments to suppliers were made to one of the two suppliers.

The Company did not have any supplier that accounted for more than 10% of its total purchase during the three months ended March 31, 2011.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Option to Purchase Agreement

On January 31, 2011, the Company entered into an agreement with the shareholders of Jilin Defeng Seed Co, Ltd. (“Defeng”), a Chinese limited liability company formed under laws of the PRC on September 29, 2003.  Pursuant to the Agreement, within 12 months after the execution of this Agreement, the Company shall have the option to purchase a 70% equity interest in Defeng through the issuance of additional shares of stock of Defeng, and the shareholders of Defeng will retain a 30% equity interest in Defeng.  Within 12 months after the execution of this Agreement, if the Company exercises its option to purchase the 70% equity interest in Defeng, it shall contribute certain land use right and real property rights related to the land located at the east of 7th Road of the Linxi Development Zone, the total value of which are approximately 40,000,000 RMB (approximately $5,800,000), and 30,000,000 RMB (approximately $4,400,000) in cash as its investment into Defeng.  The shareholders of Defeng shall use Defeng’s existing fixed assets and intangible assets (including but not limited to Seed Property Rights, Operating Rights and Sales Network), the total value of which is approximately RMB 30,000,000 (approximately $4,400,000) as its investment into Defeng.  The registered capital of Defeng is currently RMB 30,000,000 and the shareholders of Defeng hold 100% equity interest in Defeng. After the Company’s investment into

NOTE 17 – COMMITMENTS AND CONTINGENCIES (continued)

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

Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 ($77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 ($77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 ($77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. As of March 31, 2012, no new seed variety was developed by Jilin Academy for the Company.

Land Lease Agreement

The Company entered into a land lease agreement with Gongzhuling Nanweizi Town People’s Government (“Nanwaizi”) on January 1, 2012 to obtain the land operation rights for 3000 hectares of corn field in Nanweizi town, Gongzhuling. The land lease agreement started on December 1, 2011 and expires on November 30, 2027.  The first year annual rent is RMB 12,000 (approximately $1,885) per hectare. The Company shall adjust the rent every year based on the corn market price using 6,000 kilograms as the per hectare corn production level base. The Company shall pay the annual lease on or before December 1 of every year. Nanweizi will enjoy all subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land.

On January 1, 2012, the Company entered into a land lease agreement with Gongzhuling Nanweizi Street Fangshengguangzi Village  (“Fangshengangzi”) and Nanweizi Street Operation & Management Station (“Street Station”) to obtain the land operation rights for 200 hectares of paddy field in Nanweizi town, Gongzhuling from Fangshengangzi. The land lease agreement started on January 1, 2011 and expires on December 31, 2027. The Company has the first right to renewal after the land lease is expired.  The first year annual rent is RMB 15,000 (approximately $2,357) per hectare. The Company shall adjust the rent every year based on the rice market price using 4,800 kilograms as the per hectare corn production level base. The Company shall pay the annual lease to Fangshengangzi on or before February 28 of every year. Fangshengangzi and the Company will each enjoy certain subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land. According to the agreement, the Company provided RMB 300,000 (approximately $47,000) to Fangshengangzi to be kept with Street Station as a guarantee deposit. The deposit will be returned to the Company one year prior to the lease expiration date.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Land Lease Agreement (continued)

Future minimum land lease payments required under the land lease agreements are as follows:

Periods Ending March 31:
2013	$6,170,769
2014	6,170,769
2015	6,170,769
2016	6,170,769
2017	6,170,769
Thereafter	67,403,783
Total	$98,257,628

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the three months ended March 31, 2012 and 2011 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our Products

We purchase, store and sell corn and corn seed in China. We currently have the capacity to purchase and store up to 350,000 tons of corn and corn seed on an annual basis. In our corn business, we purchase fresh corn from farmers starting at the beginning of November. We parch the corn purchased which contains a high moisture level to turn it into easy-to-store dry corn with a safe moisture level and store the dry corn in our warehouse. The purchasing and parching process generally continues through August of the following year. A majority of the dry corn is sold to provincial granaries as food reserve in the Guangxi autonomous area with the rest being sold to companies in the animal feed industry. We also breed hybrid corn seeds through seed breeders.  We provide the parent seed combinations to the seed breeder and the seed breeder is responsible for breeding the seeds in accordance to a set of hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder at harvest. We sell the corn seeds to our customers. A significant portion of our corn seeds is sold to Defeng Seed Co., Ltd. with the rest being sold to local distributors who in turn sell to local farmers.

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

Growth Strategy

We anticipate growing our business through the acquisition of additional land use rights, cultivation of that land, and modernization of farming techniques. We have recently obtained approximately 7,400 acres of farming land use right and expect to begin cultivating and farming the land in the summer of 2012. This will produce approximately 30, 000 tons of corn. Our state of the art facilities are set up to separate, store and distribute the corn products for us and the local farmers. This unique operating process facilitates the sales of the seeds all the way through to the distribution and sales of the harvested corn. Additional growth strategy for us is in our acquisition of land use rights. We anticipate acquiring 17,000 additional land use acreage rights by end of 2013 but have not yet entered into any agreements to acquire this land. With us reaching our ultimate goal to cultivate and harvest more than 50,000 acres of corn by 2015, we will more than double our current volume, and with the increase in efficiency we expect we will continue to increase our profits. However, there is no guarantee that we will be able to achieve such land acquisitions and  no guarantee that we will achieve the volume, efficiency or profit growth goals that we anticipate above.

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

Critical Accounting Policies and Estimates

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

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

Recent Accounting Pronouncements

The Company has evaluated recent issued accounting standards that are not yet effective and does not believed there will be a material impact on the Company's consolidated financial statements upon adoption.

The following table sets forth the results of our operations for the years indicated as a percentage of net revenues (dollars in thousands):

	For the Three Months Ended March 31,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Net revenues	$9,930	100.0%	$10,250	100.0%
Cost of revenues	8,089	81.5%	8,422	82.2%
Gross profit	1,841	18.5%	1,828	17.8%
Operating expenses	662	6.7%	513	5.0%
Income from operations	1,179	11.9%	1,315	12.8%
Other expenses	487	4.9%	75	0.7%

Income before provision for income taxes	692	7.0%	1,240	12.1%
Provision for income taxes	16	0.2%	-	-
Net income	$676	6.8%	$1,240	12.1%

Preferred stock dividend	38	0.4%	-	-
Net income available to common shareholders	$638	6.4%	$1,240	12.1%
Other comprehensive income:
Foreign currency translation adjustment	345	3.5%	215	2.1%

Comprehensive income	$1,021	10.3%	$1,455	14.2%

Results of Operations for the Three Months ended March 31, 2012 Compared to the Three Months ended March 31, 2011

Revenues. For the three months ended March 31, 2012, we had net revenues of $9,930,000, as compared to net revenues of $10,250,000 for the three months ended March 31, 2011, a decrease of 3.1%. Revenue and changes for each product line is summarized as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percentage Change
Corn	$7,550	$10,250	$(2,700)	(26.3)%
Corn seeds	2,276	-	2,276	100.0%
Other	104	-	104	100.0%

Total revenues	$9,930	$10,250	$(320)	(3.1)%

The decrease in revenues from the sale of corn was primarily attributable to the decrease in sales volume from 2011 to 2012. For the three months ended March 31, 2012, we sold approximately 22,831 metric tons of corn compared to 32,475 metric tons for the three months ended March 31, 2011, a decrease of approximately 9,644 metric tons or 29.7%. The average per metric ton selling price remained materially consistent for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Due to the volatility of corn market prices in the northern P.R.C. in the first quarter of 2012, we did not sign major sales contracts in the first quarter of 2012 to ensure the profitability of our contracted sales in 2012. Starting in the second quarter of 2012, as the corn market price starts to stabilize, we have started to sign our 2012 sales contracts and make shipments to our major customers accordingly.  We expect to continue to diversify our customer base and improve our corn sales in 2012.

The increase in revenues from the sale of corn seed was attributable to the increase in sales volume from 2011 to 2012. While we did not generate any revenue from sales of corn seed for the three months ended March 31, 2011, we sold approximately 757 metric tons of corn seeds for the three months ended March 31, 2012. As we started to diversify our corn seed customers in later part of 2011, some of our customers made purchases closer to the corn growing season (starting in May). Therefore, we were able to make corn seed sales to eight different seed distributors in the first quarter of 2012. Defeng 77 accounted for 100% of our corn seed sales in 2012.

We generated other revenue primarily from the corn storage services we provided to a food processer. For the three months ended March 31, 2012, we generated other revenue in the amount of approximately $104,000. We did not generate other revenue for the three months ended March 31, 2011.

Cost of sales. Cost of sales decreased by $333,000, or 4%, from $8,422,000 for the three months ended March 31, 2011 to $8,089,000 for the three months ended March 31, 2012 and was primarily attributable to the decrease in corn cost and offset by the corn seed costs. Our corn costs were approximately $6,978,000 for the three months ended March 31, 2012 and $8,422,000 in the three months ended March 31, 2011. The decrease was primarily due to the decrease in the corn sales volume and partially offset by a 12.9% increase in the corn unit cost.

Our corn seed costs were approximately $1,090,000 for the three months ended March 31, 2012.  The corn seed costs was approximately $1,440 per metric tons for the three months ended March 31, 2012.

Cost of goods sold related to other revenue was primarily related to the amortization on our storage facility rented by our customer and related sales taxes. For the three months ended March 31, 2012, cost of goods sold for other revenue was approximately $20,000.

Gross profit and gross margin. Our gross profit was $1,841,000 for the three months ended March 31, 2012 as compared to $1,828,000 for the three months ended March 31, 2011, representing gross margins of 18.5% and 17.8%, respectively. The increase in our gross margin percentage was mainly attributable to our corn seed business as a percentage of our total revenue and partially offset by the decrease in the gross margin from our corn business.  Gross margin percentages by product line are as follows:

	For the Three Months Ended March 31,
	2012	2011
Corn	7.6%	17.8%
Corn seeds	52.1%	-
Other	80.5%	-

Overall gross profit %	18.5%	17.8%

The gross profit margin percentage for our corn business decreased to 7.6% for the three months ended March 31, 2012 from 17.8% for the three months ended March 31, 2011 as the corn price continued to increase in the market and we had to fulfill previously signed contracts with sales prices that were pre-determined.

The gross margin percentage for the sale of corn seed was 52.1% in the three months ended March 31, 2012 and the  gross margin percentage for other revenue was 80.5% in the three months ended March 31, 2012.

Selling expenses. Selling expenses were $105,000 for the three months ended March 31, 2012 and $205,000 for the three months ended March 31, 2011, a decrease of $100,000 or 48.8%.  Selling expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Shipping and freight	$52	$71
Storage, packaging and handling	1	2
Depreciation	42	27
Diesel	3	26
Other	7	79
	$105	$205

In the three months ended March 31, 2012, shipping and freight decreased by $19,000 or 26.8% as compared to the three months ended March 31, 2011 as fewer shipments were made in 2012.

Storage, packaging and handling fee mainly includes warehouse management fees and the corn packaging and handling fees. The costs remained materially consistent for the three months ended March 31, 2012 and 2011.

In the three months ended March 31, 2012, depreciation increased by $15,000 or 55.6% as compared to the three months ended March 31, 2011 as more fixed assets were being depreciated for the three months ended March 31, 2012.

In the three months ended March 31, 2012, diesel expense decreased by $23,000 or 88.5% as compared to the three months ended March 31, 2011. We own twenty-one trucks, which were mainly used to ship corn from the storage facilities to the railway station. In addition to decrease in our corn sales, in the three months ended March 31, 2012, more customers picked up their own products or paid for the shipment of the corn and accordingly, diesel expense decreased and remained insignificant.

In the three months ended March 31, 2012, other selling expenses decreased by $72,000 or 91.1% as compared to the three months ended March 31, 2011. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $557,000 for the three months ended March 31, 2012, as compared to $308,000 for the three months ended March 31, 2011, an increase of $249,000 or 80.8%. General and administrative expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Compensation and related benefits	$151	$56
Depreciation and amortization	119	106
Professional fees	185	114
Other taxes	29	4
Other	73	28
	$557	$308

In the three months ended March 31, 2012, compensation and related benefits increased by $95,000 or 169.6% as compared to the three months ended March 31, 2011. The increase was primarily attributable to the increase in our CEO and COO compensation as executive officers and compensation for our directors currently serving on our board.

Depreciation and amortization expenses increased by $13,000 or 12.3% due to more fixed and intangible assets being depreciated and amortized for the three months ended March 31, 2012 as compared to 2011.

In the three months ended March 31, 2012, professional fees increased by $71,000 or 62.3%. The increase was primarily attributable to increased in the legal and accounting fees we incurred as a public company in 2012.

In the three months ended March 31, 2012, other taxes increased by $25,000 or 625% as was attributable to increase in other miscellaneous taxes which included print taxes, land and building taxes, and annual corporation taxes.

In the three months ended March 31, 2012, other general and administrative expenses increased by $45,000 or 160.7%, and were primarily attributable to an increase in related to office expenses, public company related expenses and other miscellaneous expenses.

Income from operations. For the three months ended March 31, 2012, income from operations was $1,179,000 as compared to $1,315,000 for the three months ended March 31, 2011, a decrease of $136,000 or 10.3%.

Other expenses. For the three months ended March 31, 2012, other expenses amounted to $487,000 as compared to other expenses of $75,000 for the three months ended March 31, 2011, an increase of $412,000 or 549.3%. We incurred more interest expenses as a result of the increase in bank loans that we borrowed in 2012.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code and Hengchang Agriculture is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $16,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.  The estimated tax savings due to the Hengchang Agriculture tax exemption for the three months ended March 31, 2012 and 2011 amounted to approximately $244,000 and $357,000, respectively.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2012 and 2011 was $676,000 and $1,240,000, respectively, a decrease of $564,000 or 45.5%. The decrease was primarily due to the increase in our general and administrative expenses and interest expenses.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $345,000 and $214,000 for the three months ended March 31, 2012 and 2011, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2012 and 2011, comprehensive income of $1,021,000 and $1,455,000, respectively were derived from the sum of our net income of $676,000 plus foreign currency translation gains of $345,000 in the three months ended March 31, 2012 and net income of $1,240,000 plus foreign currency translation gains of $215,000 in the three months ended March 31, 2011, respectively.

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

At March 31, 2012, our balance of cash was $14,995,151 comparing to $6,949,341 as of December 31, 2011. Majority of these funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	an increase in working capital requirements to finance higher level of inventories,
•	an increase in working capital requirements to lease farm lands for crop cultivations
•	addition of administrative and sales personnel as the business grows,
•	increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
•	development of new products in the seed industry to complement our current products,
•	the cost of being a public company and the continued increase in costs due to governmental compliance activities, and
•	capital expenditures for construction of plant facilities and machinery and equipments
•	capital requirements to obtain a seed production license.

 Changes in our working capital position are summarized as follows:

	March 31, 2012	December 31, 2011	Increase (Decrease)
Current assets	$88,510,766	$83,617,885	$4,892,881
Current liabilities	53,941,661	54,741,939	(800,278)
Working capital (deficit)	$34,569,105	$28,875,946	$5,693,159

Our working capital increased approximately $5,693,000 primarily attributable to:

●	a net increase in cash and cash equivalent of approximately $8,046,000;
●	an increase in prepaid VAT taxes of approximately $827,000;
●	a net increase in inventories of approximately $4,905,000;
●	an increase in deferred inventory cost of $1,545,000; and
●
a decrease in advances from customers of $8,476,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy; and

Offset by:
●	a net decrease in accounts receivable of approximately $7,939,000
●	a decrease in advance payments to suppliers of approximately 3,136,000
●	an increase in loan payable of approximately $5,485,000; and
●	an increase in accounts payable of approximately $1,616,0000

We require capital to purchase corn inventory and fund our working capital needs. During the three months ended March 31, 2012 and 2011, pursuant to loan agreements, we borrowed approximately $18,038,000 and $12,444,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $12,658,000 and $1,518,000 of the loan during the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and December 31, 2011, loans payable consisted of the following:

	March 31, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in July 2012 with annual interest at the banks base interest rate plus 50% (9.84% at March 31, 2012 and December 31, 2011) secured by assets of the Company.	$10,119,056	$4,713,498

Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011)	-	12,569,328

Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the banks base interest rate plus 20% (7.87% at March 31 2012)	12,648,823	-

	$22,767,879	$17,282,826

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net cash (used in) operating activities	$(1,829,725)	$(13,459,251)
Cash flows provided by (used in) investing activities	$(356,310)	$2,872,352
Cash flows provided by financing activities	$10,196,974	$11,002,519
Net increase in cash and cash equivalents	$8,045,810	$498,510

Net cash flow used in operating activities was approximately $1,830,000 for the three months ended March 31, 2012 as compared to net cash flow used in operating activities  of $13,459,000 for the three months ended March 31, 2011.

Net cash flow used by operating activities for the three months ended March 31, 2012 was mainly due to

●
changes in operating assets and liabilities consisting primarily of, an increase in prepaid VAT taxes of approximately $811,000, an increase in inventories of approximately $4,757,000 and a decrease in advances from customers of approximately $8,666,000 and;

●
Offset by net income of approximately $676,000, adjusted for the add back of non-cash items such as depreciation and the amortization of land use rights of approximately $252,000, and changes in operating assets and liabilities consisting of a decrease in accounts receivable of approximately $8,153,000, a decrease in advances to suppliers of approximately $3,242,000.

Net cash flow used by operating activities for the three months ended March 31, 2011 was mainly due to:

●
changes in operating assets and liabilities consisting primarily of an increase in prepaid taxes of approximately $1,775,000 and inventories of $ approximately 12,316,000 and a decrease in accounts payable of approximately $3,812,000 and offset by an increase in advances from customers of approximately $3,038,000, and

●
Offset by net income of approximately $1,240,000, adjusted for the add back (deduction) of non-cash items such as approximately $119,000 of depreciation and the amortization of land use rights of approximately $14,000.

Net cash flow used in investing activities was approximately $356,000 for the three months ended March 31, 2012 as compared to net cash provided by investing activities of approximately $2,872,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, we purchased property and equipment for approximately $356,000. During the three months ended March 31, 2011, we collected loans receivable of approximately $3,035,000 and make payments for the purchase of property and equipment and land use rights of approximately $163,000.

Net cash flow provided by financing activities was approximately $10,197,000 for the three months ended March 31, 2012 as compared to net cash flow provided by financing activities of approximately $11,003,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, we received proceeds from short-term bank loan of approximately $18,038,000 and capital contribution from our CEO and COO of approximately $4,747,000. We repaid short-term bank loan of approximately $12,658,000. During the three months ended March 31, 2011, we received proceeds from bank loan of approximately $12,444,000, received cash proceeds from a related party of approximately$76,000, and offset by the payment of loans of approximately $1,518,000.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2012, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Payments Due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Loan payable	$22,768	22,768	-	-	-

Construction and equipment (1)	2,453	2,453	-	-	-

Land lease	$98,258	6,171	12,342	12,342	67,403
Total Contractual Obligations:	$123,479	$31,392	$12,342	$12,342	$67,403

(1)	Represents estimates remaining construction costs to build a grain storage facility.

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended March 31, 2012 and 2011, we had unrealized foreign currency translation gain of $345,071 and $214,398, because of the change in the exchange rate.

Related Party Transactions

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

At March 31, 2012 and December 31, 2011, due to related parties consisted of the following:

	March 31, 2012	December 31, 2011
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,941,320	$3,479,595
Yufeng Wei (Chief operating officer)	1,172,393	1,228,606
Dore Perler (Director)	625	4,375
Megan Penick (Director)	625	4,375
Li Changhua (Director)	-	9,375
Total	$5,114,963	$4,726,326

Jilin Hengchang Fertilizer Co., Ltd.

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr. Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 10% of Hengchang Fertilizer at March 31, 2012.  Hengchang Fertilizer started its operations in February 2012 and generated minimal profit during the first quarter of 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushsan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that there is a material weakness in our internal control over financial reporting as of March 31, 2012. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Quarterly Report.

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

The prices for the raw materials that we use in processing and/or cultivating our products are subject to market forces largely beyond our control, including the price of coal, our energy costs, labor costs, market demand, and freight costs. The prices for these raw materials may fluctuate significantly based upon changes in these forces. If we are unable to pass any raw material price increases through to our customers, we could incur significant losses and a diminution of the market price of our common stock.

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

We may not be able to meet the internal control reporting requirements imposed by the Securities and Exchange Commission which may result in a possible decline in the price of our common stock and our inability to obtain future financing.

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

Our officers and some of our directors have no experience managing a public company which could adversely impact our ability to comply with the  legal, regulatory , and reporting requirements of U.S. Securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company.  Our ability to find and retain qualified personnel on our terms and budget may be very limited.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers’ demand for our products and our business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales to businesses operating in the PRC. Although the Chinese economy has grown significantly in recent years, such growth may not continue; China Gross Domestic Growth (“GDP”) growth rate decreased from 9.8% in the first quarter of 2011 to 9.1% in the 4th quarter of 2011. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for our grain products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our products and in turn reduce our results of operations.

Our President, Chief Executive Officer and Chairman, Yushan Wei, exercises significant control over matters requiring shareholder approval through his stock ownership held through Ally Joy Investments, Ltd., an entity over which Mr. Wei maintains voting control. Mr. Wei’s stock ownership may result in the delay or prevention of a change in our control.

Mr. Yushan Wei, our President, Chief Executive Officer and Chairman, through his control of Ally Joy Investments Ltd., currently has voting power equal to approximately 66% of our voting securities. As a result, Mr. Wei exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership by Mr. Wei may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

We rely on two significant customers to purchase our corn and one significant customer to purchase our corn seeds, so the decrease in business from one or both of these significant customers could have a material adverse impact on our business.

During fiscal 2011, approximately 87% of our corn sales was from two (2) corporate entities — Nanning Granary Reserve (accounting for 61% of our corn sales) and Liuzhou Granary Reserve (accounting for 26% of our corn sales). Defeng Seed Co., Ltd. purchased approximately 83% of our corn seeds. In addition, for the fiscal quarter ended March 31, 2012, two customers accounted for approximately 86.9% of our revenue. We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations.

We rely on a few significant corn and corn seed suppliers, so the decrease of our receipt of corn or corn seeds from one or more of these significant suppliers could have a material adverse impact on our business.

During the year ended December 31, 2011, approximately 31% of our corn and corn supply was from two suppliers —

·	Gongzhuling Jinyu Grain Purchase and Storage Co., Ltd. (accounting for 15% of our total purchases and 18% of corn supply);
·	Niu Miao (corn seed producer) (accounting for 16% of our total purchases and 100% of our corn seed supply).

We have no long- term agreements with our suppliers and a decision by any of these key suppliers to reduce the amount of corn supply provided to us could have a material adverse impact on our business, financial condition and results of operations.

In addition, two suppliers accounted approximately for 50.7% of the Company’s purchases during the three months ended March 31, 2012. At March 31, 2012, the Company did not have any outstanding payable to the two suppliers and approximately 99.9 % of the Company’s advance payments to suppliers was made to one of the two suppliers.

Our corn supply is dependent on our ability to continue to obtain seeds use rights through our joint use agreement with Defeng Seed Co., Ltd. the loss of which would materially impact our business.

We have obtained the joint use rights to the Defeng 359 and Hongyu 29 seed varieties through our joint use agreement with Defeng Seed Co., Ltd. (“Defeng”). Under the joint use right agreements, we paid Defeng a total of 3.0 million RMB (approximately $463,000) and Defeng provides us with parent seeds and the technical support to enable us to breed the seeds for commercial resale. Defeng also granted us the breeding rights to Defeng 10 and Defeng 77 through non contractual agreements. We are permitted to breed, operate and sell the four seed varieties. Defeng 359, Hongyu 29, Defeng 10 and Defeng 77 accounted for approximately 32%, 21%, 16% and 30%, respectively, of our current annual seed sales volume for the year ended December 31, 2011. Defeng 77 accounted 100% of our sales volume for the three months ended March 31, 2012. If Defeng refused to grant us the use/breeding rights of the four seed varieties and we are unable to obtain use/breeding rights for other seed varieties through different channels, our corn seed supply would be materially affected, which in turn would have a materially negative impact on our corn seed business.

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

Due to recent publicized accounting failures involving Chinese companies, it is possible investors may have a reduced interest in purchasing our securities.

Over the course of the past year, there have been highly publicized incidents involving accounting failures with respect to Chinese companies, including some Chinese companies that have gone public through a reverse merger. Due to the fact that these accounting failures involving Chinese companies has been so highly publicized, it is possible that investors may have a reduced interest in purchasing our securities. As a result, we may have difficulty attracting additional investors in the future, and this may also result in investors having difficulty selling their securities.

Item 2.	Unregistered sales of equity securities and use of proceeds

In March 2012, the Company issued 151,880 shares of its common stock to officers and directors of the Company for services rendered by them.  The shares were valued at $2.00 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company reduced accrued liabilities by $279,385 that was outstanding and stock-based compensation of $24,375. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933

In March 2012, the Company issued 7,000 shares of its common stock to a consultant of the Company for services rendered by the consultant. The shares were valued at $2.00 per share based on the fair value on the date of grant.  In connection with the issuance of these shares, the Company reduced accrued liabilities by $14,000. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description
10.1		RMB Credit Line Loan Agreement
10.2		RMB Credit Line Loan Highest Amount Guarantee Agreement
10.3		Short Term Loan Guarantee Agreement between Jilin Province Credit Guarantee Investment Co., Ltd. Siping Heat Exchanger Industrial Branch and Jilin Hengchang Agriculture Development Co., Ltd.
10.4		Hybrid Corn Seeds Appointed Production Contract
10.5		Corn Sales Contract between Jilin Hengchang Agriculture Development Co., Ltd. and Liuzhou Grain Liuzhou Zhuang Autonomous Region Grain Storage Center
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSP-2, INC.

Date: May 21, 2012	By:	/s/ Yushan Wei
Yushan Wei, Chief Executive Officer
(Duly Authorized Officer)

Date: May 21, 2012	By:	/s/ Yuejun Li
Yuejun Li, Chief Financial Officer
(Principal Financial Officer)