Form 10-K/A
period 2011-12-31
GSP-2, INC.
filed 2012-05-24
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 2)

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2 ”) to the Annual Report on Form 10-K of GSP-2, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 and subsequently amended on April 5, 2012 (the “2011 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to a certain comment letter from the staff of the SEC dated May 18, 2012 (the “SEC Comment Letter”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.  2.

This Amendment No. 2 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 2 does not reflect any event occurring after March 30, 2012, the filing date of the 2011 Annual Report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that there is a material weakness in our internal control over financial reporting as of December 31, 2011. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the above, our management concluded that our internal control over financial reporting was ineffective at December 31, 2011.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

●
We have engaged an outside consulting firm to help us on U.S. GAAP reporting compliance. We are also actively seeking a qualified accountant with U.S. GAAP experience to oversee and manage our financial reporting process and the required training of our accounting staff.

●
We are currently evaluating the need for the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible and we have not been able to take steps to improve our internal controls over financial reporting. We do, however, expect to take steps to implement this plan during the next 12 months.

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

1

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

Item 15. Exhibits

Exhibit Number		Description
10.1		RMB Credit Line Loan Agreement(1)
10.2		RMB Credit Line Loan Highest Amount Guarantee Agreement(1)
10.3		Short Term Loan Guarantee Agreement between Jilin Province Credit Guarantee Investment Co., Ltd. Siping Heat Exchanger Industrial Branch and Jilin Hengchang Agriculture Development Co., Ltd. (1)
10.4		Hybrid Corn Seeds Appointed Production Contract(1)
10.5		Corn Sales Contract between Jilin Hengchang Agriculture Development Co., Ltd. and Liuzhou Grain Liuzhou Zhuang Autonomous Region Grain Storage Center(1)
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

(1)	Included as an exhibit to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference.
*
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

+
XBRL(eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-2, INC.

By:	/s/ Yushan Wei
President

Dated:	May 24, 2012

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

Signature	Title	Date

s/ Yushan Wei	Chief Executive Officer	May 24, 2012
Yushan Wei	and Chairman of the Board (Principal Executive Officer)

s/ Yuejun Li	Chief Financial Officer	May 24, 2012
Yuejun Li	(Principal Financial and Accounting Officer)

s/ Yufeng Wei	Chief Operating Officer	May 24, 2012
Yufeng Wei

s/ Megan Penick	Director	May 24, 2012
Megan Penick

s/ Dore Perler	Director	May 24, 2012
Dore Perler

s/ Changhua Li	Director	May 24, 2012

3