Form 10-Q
period 2012-06-30
GSP-2, INC.
filed 2012-08-14
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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
Yes   ☐    No   ☒

There were 14,208,800 shares of the Registrant’s Common Stock outstanding at August 13, 2012.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,813,858	$6,949,341
Restricted cash	3,615	3,580
Accounts receivable	15,452,452	32,873,903
Advance payments to suppliers	9,494,375	16,408,120
Prepaid VAT taxes	4,984,720	2,723,149
Inventories	39,199,378	23,914,873
Deferred inventory costs	16,393,170	471,350
Prepaid expenses and other assets	273,818	273,569
Deposit on loan guarantee agreement	316,471	-

Total Current Assets	94,931,857	83,617,885

PROPERTY AND EQUIPMENT - net	13,517,848	13,133,255

OTHER ASSETS:
Investment in related party company	158,235	157,117
Land use rights, net	13,599,977	13,513,463

Total Other Assets	13,758,212	13,670,580

Total Assets	$122,207,917	$110,421,720

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$22,785,892	$17,282,826
Accounts payable	3,076,331	544,174
Facility and land use right payable	2,439,114	2,277,415
Advances from customers	25,395,742	29,065,745
Other payable	178,110	103,423
Due to related parties	4,611,031	4,726,326
Tax payable	742,780	737,496
Dividend payable	79,754	4,534

Total Current Liabilities	59,308,754	54,741,939

Total Liabilities	59,308,754	54,741,939

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 100,000,000 shares authorized,
752,200 issued and outstanding at June 30, 2012 and December 31, 2011)	$752	752
Common Stock ($0.001 par value, 100,000,000 shares authorized,
14,208,800 and 14,050,000 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively)	14,209	14,050
Additional paid-in capital	17,286,474	9,854,811
Retained earnings	41,925,945	42,548,562
Statutory reserves	353,499	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	3,318,284	2,918,649

Total Shareholders' Equity	62,899,163	55,679,781

Total Liabilities and Shareholders' Equity	$122,207,917	$110,421,720

See notes to unaudited consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES	$1,732,507	$8,765,383	$11,662,134	$19,014,742

COST OF REVENUES	1,626,608	7,785,367	9,757,937	16,308,790

GROSS PROFIT	105,899	980,016	1,904,197	2,705,952

OPERATING EXPENSES:
Research and development	280,424	-	280,424	-
Selling	125,127	64,382	187,664	167,803
General and administrative	322,555	373,812	879,346	681,436
Total Operating Expenses	728,106	438,194	1,347,434	849,239

INCOME (LOSS) FROM OPERATIONS	(622,207)	541,822	556,763	1,856,713

OTHER INCOME (EXPENSES):
Interest income	11,447	19,617	14,504	20,116
Interest expense	(584,757)	(368,401)	(1,074,326)	(442,784)
Other expense	1,345	(1,113)	1,345	(1,773)
Total Other (Expenses)	(571,965)	(349,897)	(1,058,477)	(424,441)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(1,194,172)	191,925	(501,714)	1,432,272

PROVISION FOR INCOME TAXES	18,728	-	35,141	-

NET INCOME (LOSS)	(1,212,900)	191,925	(536,855)	1,432,272

PREFERRED STOCK DIVIDEND	37,610	-	75,220	-

NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS	$(1,250,510)	$191,925	$(612,075)	$1,432,272

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(1,212,900)	$191,925	$(536,855)	$1,432,272

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain	54,564	565,177	399,635	779,575
COMPREHENSIVE INCOME (LOSS)	$(1,158,336)	$757,102	$(137,220)	$2,211,847

EARNINGS PER COMMON SHARE:
Basic	$(0.09)	$0.01	$(0.04)	$0.11
Diluted	$(0.09)	$0.01	$(0.04)	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,208,880	13,800,000	14,153,010	13,573,481
Diluted	14,208,880	13,800,000	14,153,010	13,573,481

See notes to unaudited consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(536,855)	$1,432,272
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	358,716	235,986
Amortization of land use rights	133,011	29,441
Common stock issued for services	24,375	-
Changes in assets and liabilities:
Accounts receivable	17,639,344	567,728
Prepaid VAT taxes	(2,240,124)	(424,473)
Inventories	(15,100,359)	(4,200,910)
Deferred inventory cost	(12,947,403)	-
Prepaid and other current assets	134	22,989
Advances to suppliers	7,024,134	(6,354,887)
Accounts payable	(444,360)	(3,793,727)
Other payable	73,881	138,155
Taxes payable	33	-
Advances from customers	(3,873,413)	14,908,923

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,888,886)	2,561,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	-	3,054,284
Purchase of property and equipment	(504,176)	(12,679)
Purchase of land use rights	(123,310)	(152,714)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(627,486)	2,888,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	18,022,291	24,739,699
Payments of loans payable	(12,647,222)	(10,995,422)
Change in restricted cash	(9)	110
Deposit on loan gaurantee agreement	(316,181)	-
Proceeds from related party advances	160,291	76,357
Capital contribution	7,114,062	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,333,232	13,820,744

EFFECT OF EXCHANGE RATE CHANGE ON CASH	47,657	545,177

NET INCREASE IN CASH	1,864,517	19,816,309

CASH - beginning of period	6,949,341	12,867,137

CASH - end of period	$8,813,858	$32,683,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,073,247	$359,657
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to offset accounts payable and
related party payable	$293,386	$-
Acquisition of property, land use right and construction in progress
for facility and land use right payable and tax payable	$145,349	$-
Receipt of inventory to offset loan receivable	$-	$3,054,284

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

•
term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.

•
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

•
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

•
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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

Hengchang Agriculture is a Chinese limited liability company and was formed under laws of the People’s Republic of China (the “PRC”) on September 9, 2004 under the name of Jilin Hengchang Foodstuff Purchasing and Storage Co. Ltd. (“Hengchang Purchasing”) with registered capital of RMB 5.0 million (approximately $729,000). On August 12, 2010, pursuant to the Limited Liability Corporation Modification Registration Application filed with the Siping City Administration for Industry & Commerce, Hengchang Purchasing’s name was changed to Hengchang Agriculture.  Hengchang Agriculture is primarily engaged in the business of development, cultivating, purchasing and distribution of agricultural products including corn, soybean, and crop seeds. In January 2012, the registered capital of Hengchang Agriculture was increased from RMB 5.0 million (approximately $729,000) to RMB 35.0 million (approximately $5.5 million). The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 15.6 million (approximately $2.4 million) and RMB 14.4 million (approximately $2.3 million), respectively. In June 2012, the registered capital of Hengchang Agriculture was increased from RMB 35.0 million (approximately $5.5 million) to RMB 50.0 million (approximately $7.9 million). The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 7.8 million (approximately $1.2 million) and RMB 7.2 million (approximately $1.1 million), respectively. In July 2011, Hengchang Agriculture and seven PRC individuals formed Jilin Hengchang Planting Specialty Cooperative (“Hengchang Planting”) and Jilin Hengchang Mechanized Planting Specialty Cooperative (“Hengchang Mechanized Planting”) in Jilin province, P.R.C.  Hengchang Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases, providing and developing member’s farming equipments and technology, and selling members’ crop products.  The total registered capital of Hengchang Planting is RMB 1.0 million (approximately $154,000). Hengchang Mechanized Planting is an agricultural cooperative association owned by its member-growers for the purpose of pooling its member’s farming material purchases and providing and developing member’s mechanized farming equipments and technology.  The total registered capital of Hengchang Mechanized Planting is RMB 2.0 million (approximately $308,000).

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

Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s consolidated financial statements.  The reclassifications were pertaining to reclassification adjustments for storage facility depreciation expenses from selling expenses to costs of goods sold.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2012 and 2011 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $9,494,375 and $16,408,120 at June 30, 2012 and December 31, 2011, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at June 30, 2012 and December 31, 2011.

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease, parental seed costs and production fees paid to a third party seed grower to grow hybrid seeds for the Company. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of June 30, 2012 and December 31, 2011, the deferred inventory costs were $16,393,170 and $471,350, respectively.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and six months ended June 30, 2012 and 2011.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At June 30, 2012 and December 31, 2011, advances from customers amounted to $25,395,742 and $29,065,745, respectively.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of depreciation and amortization expenses incurred for assets used in research and development activities and fees for third party seed expert teams.

Shipping costs

Shipping costs are included in selling expenses and totaled $39,982 and $38,422 for the three months ended June 30, 2012 and 2011, respectively. Shipping costs totaled $54,261 and $108,728 for the six months ended June 30, 2012 and 2011, respectively.

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

Asset and liability accounts at June 30, 2012 and December 31, 2011 were translated at 6.3197 RMB to $1.00 and at 6.3647 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three and six months ended June 30, 2012 and 2011 were 6.3255 RMB and 6.54818 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three and six months ended June 30, 2012 and 2011, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

Income (loss) per share of common stock

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

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method).  The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders for basic net income per common share	$(1,250,510)	$191,925	$(612,075)	$1,432,272
Add: preferred stock dividend	-	-	-	-
Net income (loss) available to common shareholders for diluted net income per common share	$(1,250,510)	$191,925	$(612,075)	$1,432,272

Weighted average common share outstanding - basic	14,208,880	13,800,000	14,153,010	13,573,481
Effect of dilutive securities:
Warrants	-	-	-	-
Series A convertible preferred stock	-	-	-	-
Weighted average common share outstanding - diluted	14,208,880	13,800,000	14,153,010	13,573,481
Net income (loss) per common share - basic	$(0.09)	$0.01	$(0.04)	$0.11
Net income (loss) per common share - diluted	$(0.09)	$0.01	$(0.04)	$0.11

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

The Company has evaluated recent issued accounting standards that are not yet effective and does not believed there will be a material impact on the Company's consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2012 and December 31, 2011, accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011
Accounts receivable	$15,452,452	$32,873,903
Less: allowance for doubtful accounts	-	-
	$15,452,452	$32,873,903

Included in accounts receivable is $15,076,426 and $24,396,828 at June 30, 2012 and December 31, 2011 which is due from Defeng Seed Co., Ltd. (“Defeng”) (see Note 17).  At June 30, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 - INVENTORIES

At June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30, 2012	December 31, 2011
Finished goods	$39,135,199	$23,914,873
Packaging materials	64,179	-
	39,199,378	23,914,873
Less: reserve for obsolete inventory	-	-
	$39,199,378	$23,914,873

NOTE 4 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At June 30, 2012 and December 31, 2011, advance payments to suppliers consisted of the following:

	June 30, 2012	December 31, 2011
Advance payments to corn suppliers	$9,259,355	$16,319,506
Other	235,020	88,614
	$9,494,375	$16,408,120

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	June 30, 2012	December 31, 2011
Office equipment and furniture	4 - 10 Years	$65,366	$40,596
Manufacturing equipment	5 - 10 Years	698,048	742,183
Vehicles	4 - 10 Years	1,671,655	1,386,760
Construction in progress	-	3,778,332	3,607,164
Building and building improvements	8 - 20 Years	9,141,416	8,824,026
		15,354,817	14,600,729
Less: accumulated depreciation		(1,836,969)	(1,467,474)
		$13,517,848	$13,133,255

For the three months ended June 30, 2012 and 2011, depreciation expense amounted to $180,060 and $116,568, respectively. For the six months ended June 30, 2012 and 2011, depreciation expense amounted to $358,716 and $235,986 respectively.

The Company entered into a construction agreement to construct a grain storage facility (“Grain Storage Construction”) in 2010. Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category. Future payments under the Grain Storage Construction agreement amount to $2,439,114 and the amount was included in the facility and land use right payable in the accompanying balance at June 30, 2012. The construction was completed in July 2012.

NOTE 6- INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Hengchang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr.Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at June 30, 2012.  Hengchang Fertilizer started its operations in February 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by December 31, 2012.

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

At June 30, 2012 and December 31, 2011, land use rights consisted of the following:

	Useful Life	June 30, 2012	December 31, 2011
Land use rights	50 years	$13,949,435	$13,728,258
Less: accumulated amortization		(349,458)	(214,795)
		$13,599,977	$13,513,463

NOTE 7 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:
2013	$266,583
2014	266,583
2015	266,583
2016	266,583
2017	266,583
Thereafter	12,267,062
$13,599,977

For the three months ended June 30, 2012 and 2011, amortization expense amounted to $60,005 and $15,049, respectively.  For the six months ended June 30, 2012 and 2011, amortization expense amounted to $133,011 and $29,441, respectively.

NOTE 8 – ADVANCES FROM CUSTOMERS

At June 30, 2012 and December 31, 2011, advances from customers consisted of the following:

	June 30, 2012	December 31, 2011
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$1,699,429	$7,468,113
Guangxi Food Development Co., Ltd.	23,258,661	20,495,860
Guangxi Grain Repository Co.	-	942,700
Nanning Liyuan Feed Co.	280,393	-
Others	157,259	159,072
Total	$25,395,742	$29,065,745

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related party

At June 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	June 30, 2012	December 31, 2011
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,416,273	$3,479,595
Yufeng Wei (Chief operating officer)	1,193,508	1,228,606
Dore Perler (Director)	625	4,375
Megan Penick (Director)	625	4,375
Li Changhua (Director)	-	9,375
Total	$4,611,031	$4,726,326

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

NOTE 10 – LOANS PAYABLE

At June 30, 2012 and December 31, 2011, loans payable consisted of the following:

	June 30, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in November 2012 with annual interest at the banks base interest rate plus 50% (9.84% and 9.47% at June 30, 2012 and December 31, 2011, respectively) secured by assets of the Company.	$10,127,063	$4,713,498

Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011)	-	12,569,328

Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the banks base interest rate plus 20% (7.57% at June 30, 2012)	12,658,829	-

	$22,785,892	$17,282,826

The Company has a group loan agreement (the “Group Loan”) with the availability to borrow up to RMB 73 million (approximately $11.5 million) through November 2012 with Jilin Gongzhuling Rural Cooperative Bank, Baishan City Hungjiang District Rural Credit Cooperative Union, Baicheng City Taobei District Rural Credit Cooperative Union and Jiaohe City Rural Credit Cooperative Union (the “Participant Bank ”). Under the Group Loan, Participant Banks agree to jointly provide up to RMB 73 million loan amount to the Company for working capital purposes. At June 30, 2012 and December 31, 2011, the Company has drawn RMB 64 million and RMB 30 million under the Group Loan, respectively.

The Company had a credit line facility (the “Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.5 million) with annual interest at the banks base interest rate plus 30% through April 2012 with China Construction Bank Siping Branch (the “Creditor”) for corn purchase purposes. The loan is secured by all assets of the Company and Mr. Yushan Wei’s shares in Hengchang Agricultural. Mr. Yushan Wei and his wife and Mr. Yufeng Wei and his wife also individually and jointly guarantee the loan. The Creditor has the right to monitor and supervise the Company’s inventory purchases, sales and shipping activities. The Company is required to provide monthly physical inventory count reports to the Creditor. The Company is also required to maintain a standard inventory level under the Creditor’s supervision and a bank account with the Creditor. Collections from selling the Company’s inventory acquired through the use of the Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch; the Company is not restricted to use the cash after it is deposited into the bank account. At December 31, 2011, the Company has drawn the maximum amount available under the Construction Loan. The construction Loan was repaid in full in February 2012 and the credit line facility was terminated accordingly.

NOTE 10 – LOANS PAYABLE (continued)

In February 2012, the Company obtained a credit line facility (the “2012 Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.6 million) with annual interest at the bank base interest rate plus 20% through February 2013 with the Creditor for corn purchase purposes. Collections from selling the Company’s inventory acquired through the use of the 2012 Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch; the Company is not restricted to use the cash after it is deposited into the bank account. In connection with the 2012 Construction Loan, the Company also entered in an RMB credit line guarantee agreement (“2012 Guarantee Agreement”) with Jilin Province Credit Guarantee Investment Co., Ltd. Siping Heat Exchanger Industrial Branch (the “Guarantor”) whereby the Guarantor provides the guarantee services for the 2012 Construction Loan to the Company and the Company agrees to RMB 1.6 million (approximately $253,000) to the Guarantor as the fee for Guarantor’s services. The Company also agrees to pay RMB 2 million (approximately $316,000) to the Guarantor as the guarantee risk deposit (“Risk Deposit”); shall the Company not fulfill its obligation to the Creditor, Guarantor will use the Risk Deposit to pay the Company’s obligation to the Creditor on the Company’s behalf. If the Company does not pay the principle and interests in accordance to the terms in the 2012 Construction Loan and therefore causes the Guarantor to pay the principle and interests on the Company’s behalf, the Guarantor has the right to demand the Company to repay the entire amount plus 15% of the principle and interests. The Risk Deposit will be returned to the Company when the 2012 Construction Loan is terminated. The Guarantor also entered into an RMB credit line guarantor agreement (“2012 Guarantor Agreement”) with the Creditor to guarantee for all debt included but not limited to the principal, interest, penalty and other expenses incurred by the Company under the 2012 Construction Loan with the highest guarantee amount of RMB 96.5 million (approximately $15.3 million). Under the 2012 Guarantee Agreement, the Company is required to provide various financial reports and project progress reports to the Guarantor. The Company is also required to inform the Guarantor and obtain Guarantor’s written approval in advance in the following events: 1. any investments above RMB 8 million (approximately $1.3 million) 2. any financing activities above RMB 8 million (approximately $1.3 million) 3. Any guarantee activities for other parties above RMB 8 million (approximately $1.3 million) 4. change in ownership above RMB 7 million ($1.1 million) 5. sale of assets above RMB 8 million (approximately $1.3 million) 6. any indemnification to third parties or accidental asset loss above RMB 8 million (approximately $1.3 million) 7. other material economical dispute that might possibly impact the Company’s ability to repay the 2012 Construction Loan. At June 30, 2012, the Company has drawn the maximum amount available under the Construction Loan. The loan guarantee fee amounted to $96,254 and $117,333 for the three and six months ended June 30, 2012, respectively, and has been  included in the interest expense on the accompanying consolidated statements of income.

NOTE 11 – RESTRICTED CASH

In connection with the 2012 Construction Loan, the Company agrees to have its collections on sales deposit into the Company’s bank account at the Creditor (“Collection Account”). The Company is required to pay its corn vendors using the money in the Collection Account unless the Company otherwise obtains the Creditor’s written approval. The Company is also required to obtain the Creditor’s written approval to use the fund in the Collection Account. At June 30, 2012 and December 31, 2011, the Company’s restricted cash amounted to $3,615 and $3,580, respectively.

NOTE 12 – FACILITY CONSTRUCTION PAYABLE

Facility construction payable was related to the Grain Storage Construction. In according to the construction process, at June 30, 2012 and December 31, 2011, accrued payable under the Grain Storage Construction amounted to $2,439,114 and $2,277,415, respectively. The Grain Storage Construction has been completed in July 2012.

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

The table below summarizes the reconciliation of the Company’s unaudited income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax provision at China statutory rate of 25%	$18,728	$67,496	$35,141	$408,437
Permanent difference - China tax exemption	-	(67,496)	-	(408,437)
Total provision for income tax	$18,728	$-	$35,141	$-
Basic and diluted net income per share effect	$0.00	$(0.01)	$0.00	$(0.03)

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

Warrants

Warrant activity for the six months ended June 30, 2012 is summarized as follows:

	Six Months Ended June 30, 2012
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	75,220	$2.4
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2012	75,220	$2.4
Warrants exercisable at June 30, 2012	75,220	$2.4

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$2.40	75,220	4.50	$2.40	75,220	$2.40
	75,220	4.50	$2.40	75,220	$2,40

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. The balance of statutory reserve represents the accumulated balance of the restricted net assets maintained by the Company. The accumulated balance of the statutory reserve of the Company as of June 30, 2012 and December 31, 2011 was $353,499 and $342,957, respectively.

NOTE 15 – STATUTORY RESERVES (continued)

For the six months ended June 30, 2012, statutory reserve activity is as follows:

	Hengchang Agriculture	Hengjiu	Total
Balance – December 31, 2011	$342,957	$-	$342,957
Addition to statutory reserves	-	10,542	10,542
Balance – June 30, 2012	$342,957	$10,542	$353,499

NOTE 16 – CONCENTRATIONS

As of June 30, 2012 and December 31, 2011, the Company held cash in the PRC banks of $8,698,128 and $6,435,877, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

Customers

Three customers accounted for approximately 93.4% of the Company’s revenue during the three months ended June 30, 2012. Two customers accounted for approximately 74.2% of the Company’s revenue during the six months ended June 30, 2012. At June 30, 2012, these customers did not have any outstanding accounts receivable.

Three customers accounted approximately 100% of the Company’s revenue during the three and six months periods ended June 30, 2011. At June 30, 2011, these customers represented 2% of the Company's total accounts receivable as of June 30, 2011.

Suppliers

One supplier accounted approximately for 75.2% of the Company’s purchases during the three months ended June 30, 2012. Two suppliers accounted approximately for 59.9% of the Company’s purchases during the six months ended June 30, 2012. At June 30, 2012, the Company did not have any outstanding payable to these suppliers and approximately 97.5 % of the Company’s advance payments to suppliers were made to one of the two suppliers.

The Company did not have any supplier accounted for more than 10% of its total purchase during the three and six months ended June 30, 2011.

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

Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 ($77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 ($77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 ($77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. As of June 30, 2012, no new seed variety was developed by Jilin Academy for the Company.

Land Lease Agreement

The Company entered into a land lease agreement with Gongzhuling Nanwaizi Town People’s Government (“Nanwaizi”) on January 1, 2012 to obtain the land operation right for 3000 hectares of corn field in Nanwaizi town, Gongzhuling. The land lease agreement started on December 1, 2011 and expires on November 30, 2027.  The first year annual rent is RMB 10,000 (approximately $1,581) per hectare. The Company shall adjust the rent every year based on the corn market price using 6,000 kilograms as the per hectare corn production level base. The Company shall pay the annual lease on or before December 1 of every year. Nanweizi will enjoy all subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land.

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Land Lease Agreement (continued)

Future minimum land lease payments required under the land lease agreements are as follows:

Periods Ending June 30:
2013	$5,221,767
2014	5,221,767
2015	5,221,767
2016	5,221,767
2017	5,221,767
Thereafter	53,262,021

Total	$79,370,856

NOTE 18- SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued. There are no reportable subsequent events as of the date of this report.

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our Products

We purchase, cultivate, store and sell corn, corn seed and rice in China. We currently have the capacity to purchase and store up to 350,000 tons of corn and corn seed on an annual basis. In our corn business, we purchase fresh corn from farmers starting at the beginning of November. We parch the corn purchased which contains a high moisture level to turn it into easy-to-store dry corn with a safe moisture level and store the dry corn in our warehouse. The purchasing and parching process generally continues through August of the following year. A majority of the dry corn is sold to provincial granaries as food reserve in the Guangxi autonomous area with the rest being sold to companies in the animal feed industry. Additionally, starting in May 2012, we cultivate corn and rice on the land we lease. At the harvest, we will sell the corn and rice we cultivate. We also breed hybrid corn seeds through seed breeders.  We provide the parent seed combinations to the seed breeder and the seed breeder is responsible for breeding the seeds in accordance to a set of hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder at harvest. We sell the corn seeds to our customers. A significant portion of our corn seeds is sold to Defeng Seed Co., Ltd. with the rest being sold to local distributors who in turn sell to local farmers.

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

We purchased Jilin National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011 from Jilin Nongke Hi-Tech Industry Development Co., Ltd. (the “Seller”). We paid the sell price in full in October 2011. The land certificate and property ownership certificate of the Demonstration Park were originally issued in the name of the Seller when the Demonstration Park was first established. Currently, we do not directly own the land use rights, but lease the rights from the Seller. We are in the process of working with the Seller to have the land use rights formally transferred to us and we expect the process will take several months to a year to complete. The Demonstration Park has been used for corn seed research and development purposes since April 2012.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the recently enacted Jumpstart our Businesses Act of 2012 (the “JOBS” Act). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

●	Obtain shareholder approval of any golden parachute payments not previously approved; and

●
Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Until such time, however, because the JOBS Act has only recently been enacted, we cannot predict whether investors will find our stock less attractive because of the more limited disclosure requirements that we may be entitled to follow and other exemptions on which we are relying while we are an “emerging growth company”. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our consolidated financial statements include the financial statements of our wholly-owned subsidiaries, Shiny Gold, Heng Chang HK and Hengchang Business Consultants, as well as the financial statements of Hengchang Agriculture and Hengjiu.  All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s consolidated financial statements.  The reclassifications were pertaining to reclassification adjustments for storage facility depreciation expenses from selling expenses to costs of goods sold.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

Fair value of financial instruments

We adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. We did not identify any non-financial assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. We maintain cash and cash equivalents with various financial institutions in the PRC. Balances in banks in the PRC are uninsured.

Concentrations of credit risk

Our operations are carried out in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. Our operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. All of our cash is maintained with state-owned banks within the PRC of which no deposits are covered by insurance. We have not experienced any losses in such accounts and believe we are not exposed to any risks on our cash in bank accounts. A significant portion of our sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  We also perform ongoing credit evaluations of our customers to help further reduce credit risk.

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

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease, parental seed costs and production fees paid to a third party seed grower to grow hybrid seeds for the Company. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests.

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

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of depreciation and amortization expenses incurred for assets used in research and development activities and fees for third party seed expert teams.

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

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the six months ended June 30, 2012 and 2011, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Revenues	$1,733	100.0%	$8,765	100.0%	$11,662	100.0%	$19,015	100.0%
Cost of revenues	1,627	93.9%	7,785	88.8%	9,758	83.7%	16,309	85.8%
Gross profit	106	6.1%	980	11.2%	1,904	16.3%	2,705	14.2%
Operating expenses	728	42.0%	438	5.0%	1,347	11.6%	849	4.5%
Income (loss) from operations	(622)	(35.9)%	542	6.2%	557	4.8%	1,857	9.8%
Other expenses	(572)	(33.0)%	(350)	(4.0)%	(1,058)	(9.1)%	(425)	(2.2)%
Income (loss) before provision for income taxes	(1,194)	(68.9)%	192	2.2%	(502)	(4.3)%	1,432	7.5%
Provision for income taxes	19	1.1%	-	0.0%	35	0.3%	-	0.0%
Net income (loss)	$(1,213)	(70.0)%	$192	2.2%	$(537)	(4.6)%	$1,432	7.5%
Preferred stock dividend	(38)	2.2%	-	0.0%	(75)	(0.6)%	-	0.0%
Net income (loss) available to common shareholders	$(1,251)	(72.2)%	$192	2.2%	$(612)	(5.2)%	$1,432	7.5%
Other comprehensive income (loss):
Foreign currency translation adjustment	55	3.1%	565	6.4%	400	3.4%	780	4.1%
Comprehensive income (loss)	$(1,158)	(66.9)%	$757	8.6%	$(137)	(1.2)%	$2,212	11.6%

Three and Six Months Ended June 30, 2012 and 2011

Revenues. For the three months ended June 30, 2012, we had net revenues of $1,733,000, as compared to net revenues of $8,765,000 for the three months ended June 30, 2011, a decrease of $7,033,000 or 80.2%. For the six months ended June 30, 2012, we had net revenues of $11,662,000, as compared to net revenues of $19,015,000 for the six months ended June 30, 2011, a decrease of $7,353,000 or 38.7%.  Revenue and changes for each product line is summarized as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2012	2011	Increase (Decrease)	Percentage Change
Corn	$1,394	$8,765	$(7,371)	(84.1)%
Corn seeds	-	-	-	-%
Other	338	-	338	100.0%

Total revenues	$1,732	$8,765	$(7,033)	(80.2)%

	For the Six Months Ended June 30,
	2012	2011	Increase (Decrease)	Percentage Change
Corn	$8,944	$19,015	$(10,071)	(53.0)%
Corn seeds	2,276	-	2,276	100.0%
Other	442	-	442	100.0%

Total revenues	$11,662	$19,015	$(7,353)	(38.7)%

The decrease in revenues from the sale of corn was primarily attributable to the decrease in sales volume from 2011 to 2012. For the three months ended June 30, 2012, we sold approximately 4,273 metric tons of corn compared to 28,376 metric tons for the three months ended June 30, 2011, a decrease of approximately 24,103 metric tons or 84.9%. The average per metric ton selling price increased by approximately $17.3 or 5.6% from approximately $308.9 per metric ton for the three months ended June 30, 2011 to approximately $326.2 per metric ton for the three months ended June 30, 2012. The increase in our average per metric ton selling price was primarily due to inflation in China. The significant decrease in sales volume in 2012 was because we voluntarily delayed signing of corn sales contracts as we have anticipated the corn market price will increase considerably in later part of 2012.  For the six months ended June 30, 2012, we sold approximately 27,104 metric tons of corn compared to 60,851 metric tons for the six months ended June 30, 2011, a decrease of approximately 33,747 metric tons or 55.4%. The average per metric ton selling price increased by approximately $25.2 or 8.1% from approximately $312.5 per metric ton for the six months ended June 30, 2011 to approximately $337.7 per metric ton for the six months ended June 30, 2012. The increase in our average per metric ton selling price was primarily due to inflation in China and we were more selective in signing sales contracts with higher price with our customers. The significant decrease in sales volume in 2012 was because we voluntarily delayed signing of corn sales contracts as we have anticipated the corn market price will increase considerably in later part of 2012. The U.S has experienced one of the worst draughts in the Midwest since May 2012 and it has triggered the surge in global corn prices. The corn price in China has since steadily increased as the corn import volume in China is expected to decreased drastically and the demand for corn will surpass the supply in the Chinese domestic market. Consequently, the corn price in China has continued to increase in 2012. We deferred signing major sales contracts during the first six months of 2012 to ensure the profitability of our contracted sales in 2012. As a result, our revenue decreased for the six months ended June 30, 2012 as compared to the same period in 2011.

We did not generate any revenue from sales of corn seed for the three months ended June 30, 2012 and 2011, The increase in revenues from the sale of corn seed during the six months ended June 30, 2012 was attributable to the increase in sales volume from 2011 to 2012. While we did not generate any revenue from sales of corn seed for the three months ended June 30, 2011, we sold approximately 757 metric tons of corn seeds during the six months ended June 30, 2012. As we started to diversify our corn seed customers in later part of 2011, some of our customers made purchases closer to the corn growing season (starting in May). Therefore, we were able to make corn seed sales to eight different seed distributors during the six months ended June 30, 2012. Defeng 77 accounted for 100% of our corn seed sales in 2012.

We generated other revenue from sales of cottonseed meal and the corn storage services we provided to a food processer. For the three months ended June 30, 2012, we generated other revenue from sale of corn seed meal and the corn storage services in the amount of approximately $234,000 and $104,000, respectively. We did not generate other revenue for the three months ended June 30, 2011. For the six months ended June 30, 2012, we generated other revenue from sale of corn seed meal and the corn storage services in the amount of approximately $234,000 and $208,000, respectively. We trade various other grains from time to time as the opportunities arise. The sale of other grains is dependent upon the season and how well if we are able to purchase and sell the grains at a profitable price; it is limited by our requirement for labor resources, storage facilities and working capital related to the sale of corn and may vary depending on our capacity. Accordingly, it generally takes us more effort to purchase and sell other grains than corn. We did not generate other revenue for the six months ended June 30, 2011.

Cost of sales. Cost of sales decreased by $ 6,159,000 or 79.1%, from $7,785,000 for the three months ended June 30, 2011 to $1,627,000 for the three months ended June 30, 2012 and was primarily attributable to the decrease in corn cost and partially offset by the cottonseed meal and storage service costs. Cost of sales decreased by $ 6,551,000, or 40.2%, from $16,309,000 for the six months ended June 30, 2011 to $9,758,000 for the six months ended June 30, 2012 and was primarily attributable to the decrease in corn cost and partially offset by cottonseed meal and storage service costs.

Our corn costs were approximately $1,441,000 for the three months ended June 30, 2012 and $7,785,000 in the three months ended June 30, 2011. The average per metric ton corn costs price increased by approximately $62.9 or 22.9% from approximately $274.4 per metric ton for the three months ended June 30, 2011 to approximately $337.3 per metric ton for the three months ended June 30, 2012. The increase was primarily due to the decrease in the corn sales volume and partially offset by a 22.9% increase in the corn unit cost. The increase in the corn unit cost was primarily due to the increases in corn purchase price and increased depreciation expenses on corn storage facility in 2012. Our corn costs were approximately $8,469,000 for the six months ended June 30, 2012 and $16,242,000 in the six months ended June 30, 2011. The average per metric ton corn costs price increased by approximately $45.6 or 17.1% from approximately $266.9 per metric ton for the six months ended June 30, 2011 to approximately $312.5 per metric ton for the six months ended June 30, 2012. The increase in the corn unit cost was primarily due to the increases in corn purchase price and increased depreciation expenses on corn storage facility in 2012. As the U.S has experienced one of the worst draughts in the Midwest since May 2012 and it has triggered the surge in global corn prices and the corn prices in China has increased accordingly.

We did not incur any corn seed costs for the three months ended June 30, 2012 and 2011 as we did not generate any revenue from sales of corn seed.  The corn seed cost was approximately $1,440 per metric tons for the six months ended June 30, 2012. Our corn seed costs were approximately $1,089,000 for the six months ended June 30, 2012.  The corn seed cost was approximately $1,440 per metric tons for the six months ended June 30, 2012.

We did not incur any cost of goods sold related to other revenue in 2011. Cost of goods sold related to other revenue in 2012 was primarily related to the cottonseed meal costs and amortization on our storage facility rented by our customer and related sales taxes. For the three months ended June 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $171,000 and $14,000, accordingly. For the six months ended June 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $171,000 and $29,000, accordingly.

Gross profit and gross margin. Our gross profit was $106,000 for the three months ended June 30, 2012 as compared to $980,000 for the three months ended June 30, 2011, representing gross margins of 6.1% and 11.2%, respectively. The decrease in our gross margin percentage for the three months ended June 30, 2012 as compared to the same period in 2011 was mainly attributable to decrease in the gross margin from our corn business and partially offset by the better profit margin in other business as a percentage of our total revenue. Our gross profit was $1,904,000 for the six months ended June 30, 2012 as compared to $2,706,000 for the six months ended June 30, 2011, representing gross margins of 16.3% and 14.2%, respectively. The increase in our gross margin percentage was mainly attributable to our corn seed business as a percentage of our total revenue and partially offset by the decrease in the gross margin from our corn business.  Gross margin percentages by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Corn	(3.3)%	11.2%	5.6%	14.2%
Corn seeds	0.0%	0.0%	52.1%	0.0%
Other	45.2%	0.0%	54.8%	0.0%
Overall gross profit%	6.1%	11.2%	16.3%	14.2%

The gross loss margin percentage for our corn business decreased to 6.1% for the three months ended June 30, 2012 from the gross profit margin 11.2% for the three months ended June 30, 2011 as the corn price continued to increase in the market and we had to fulfill previously signed contracts with sales prices that were pre- determined as well as increased corn storage depreciation costs in 2012. The gross profit margin percentage for our corn business decreased to 5.6% for the six months ended June 30, 2012 from 14.2% for the six months ended June 30, 2011 as the corn price continued to increase in the market and we had to fulfill previously signed contracts with sales prices that were pre- determined as well as increased corn storage depreciation costs in 2012.

The gross margin percentage for the sale of corn seed was 52.1% in the six months ended June 30, 2012. The gross margin percentage for other revenue was 45.2% in the three months ended June 30, 2012. The gross margin percentage for other revenue was 54.8% in the six months ended June 30, 2012.

Research and development expenses. Research and development costs, which consist of fees incurred for third party seed experts for research and development related activities conducted for the Company and the depreciation and amortization expenses incurred on the Demonstration Park which was designated for use in seed related  research and development activities , totaled $280,000 for the three and six months ended June 30, 2012. We have started conducting research and development activities related to corn seeds in Demonstration Park in 2012.

Selling expenses. Selling expenses were $125,000 for the three months ended June 30, 2012 and $64,000 for the three months ended June 30, 2011, an increase of $61,000 or 94.4%.  Selling expenses were $188,000 for the six months ended June 30, 2012 and $168,000 for the six months ended June 30, 2011, an increase of $20,000 or 11.8%.  Selling expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shipping and freight	$102	$38	$154	$111
Storage, packaging and handling	1	1	2	3
Diesel	-	5	3	17
Other	22	20	29	37
	$125	$64	$188	$168

In the three months ended June 30, 2012, shipping and freight increased by $64,000 or 168.4% as compared to the three months ended June 30, 2011 as our cottonseed meal customers required us to pay for the shipping expenses for cottonseed meal. We did not sell cottonseed meal in 2011. In the six months ended June 30, 2012, shipping and freight increased by $43,000 or 38.7% as compared to the six months ended June 30, 2011 as our cottonseed meal customers required us to pay for the shipping expenses for cottonseed meal. We did not sell cottonseed meal in 2011.

Storage, packaging and handling fee mainly includes warehouse management fees and the corn packaging and handling fees. The costs remained materially consistent for the three and six months ended June 30, 2012 and 2011.

In the three months ended June 30, 2012, diesel expense decreased by $5,000 or 100% as compared to the three months ended June 30, 2011 as few corn products were shipped using our own trucks. In the six months ended June 30, 2012, diesel expense decreased by $14,000 or 82.3% as compared to the six months ended June 30, 2011. We own twenty-one trucks, which were mainly used to ship corn from the storage facilities to the railway station. In the six months ended June 30, 2012, more customers picked up their own products or paid for the shipment of the corn and accordingly, diesel expense decreased and remained insignificant.

In the three months ended June 30, 2012, other selling expenses increased by $2,000 or 10.0% as compared to the three months ended June 30, 2011. The increase was due to increased sales activities related to cottonseed meal sales in 2012. In the six months ended June 30, 2012, other selling expenses decreased by $8,000 or 21.6% as compared to the six months ended June 30, 2011. The decrease was due to reduced corn sales activities and partially offset by the sales activities related to cottonseed meal sales in 2012. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $323,000 for the three months ended June 30, 2012, as compared to $374,000 for the three months ended June 30, 2011, a decrease of $51,000 or 13.7%. General and administrative expenses amounted to $879,000 for the six months ended June 30, 2012, as compared to $681,000 for the six months ended June 30, 2011, an increase of $198,000 or 29.0%. General and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation and related benefits	$158	$125	$309	$181
Depreciation and amortization	20	93	44	199
Professional fees	118	54	303	168
Other	27	102	223	133
	$323	$374	$879	$681

In the three months ended June 30, 2012, compensation and related benefits increased by $33,000 or 26.4% as compared to the three months ended June 30, 2011. The increase for the three months ended June 30, 2012 was due to the increase in salary rates and more administrative staff was hire in 2012.  In the six months ended June 30, 2012, compensation and related benefits increased by $128,000 or 169.6% as compared to the six months ended June 30, 2011. The increase was primarily attributable to the increase in our CEO and COO compensation as executive officers and compensation for our directors currently serving on our board.

Depreciation and amortization expenses decreased by $73,000 or 78.5% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease was primarily due to certain fixed assets previously classified for general administrative uses were reassigned to be used for either storage or research and development functions and the related expenses was included in either cost of goods sold or research and development expenses categories. For the six months ended June 30, 2012, depreciation and amortization expenses decreased by $155,000 or 77.9% compared to the six months ended June 30, 2011. The decrease was primarily due to certain fixed assets previously classified for general administrative uses were reassigned to be used for either storage or research and development functions and the related expenses was included in either cost of goods sold or research and development expenses categories.

In the three months ended June 30, 2012, professional fees increased by $64,000 or 118.5% compared to the three months ended June 30, 2011. The increase was primarily attributable to increases in the legal and accounting fees and other professional consulting expenses we incurred as a public company in 2012. In the six months ended June 30, 2012, professional fees increased by $135,000 or 80.4% compared to the six months ended June 30, 2011. The increase was primarily attributable to increases in the legal and accounting fees and other professional consulting expenses we incurred as a public company in 2012.

In the three months ended June 30, 2012, other general and administrative expenses decreased by $75,000 or 73.5% compared to the three months ended June 30, 2011, and were primarily attributable to better corporate cost controls. During the six months ended June 30, 2012, other general and administrative expenses increased by $90,000 or 67.7% compared to the six months ended June 30, 2011, and were primarily attributable to an increase in related to office expenses, public company related expenses,  and other miscellaneous taxes and expenses.

Income from operations. For the three months ended June 30, 2012, loss from operations was $622,000 as compared to the income from operation of $542,000 for the three months ended June 30, 2011, a decrease of $1,164,000 or 214.8%. For the six months ended June 30, 2012, income from operations was $557,000 as compared to $1,857,000 for the six months ended June 30, 2011, a decrease of $1,300,000 or 70.0%. The decrease was primarily because the decrease in gross profit and increase in research and development expenses.

Other expenses. For the three months ended June 30, 2012, other expenses amounted to $572,000 as compared to other expenses of $350,000 for the three months ended June 30, 2011, an increase of $222,000 or 63.5% as a result of the increase in interest expense as a result of more bank loans that we borrowed in 2012. For the six months ended June 30, 2012, other expenses amounted to $1,058,000 as compared to other expenses of $424,000 for the six months ended June 30, 2011, an increase of $634,000 or 149.4% as a result of the increase in interest expense as a result of more bank loans that we borrowed in 2012.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code and Hengchang Agriculture is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $19,000 and $0 for the three months ended June 30, 2012 and 2011, respectively.  The estimated tax savings due to the Hengchang Agriculture tax exemption for the three months ended June 30, 2012 and 2011 amounted to approximately $0 and $67,000, respectively. The income tax expense incurred by Hengjiu was approximately $35,000 and $0 for the six months ended June 30, 2012 and 2011, respectively.  The estimated tax savings due to the Hengchang Agriculture tax exemption for the six months ended June 30, 2012 and 2011 amounted to approximately $0 and $408,000, respectively.

Net income (loss). As a result of the factors described above, our net income (loss) for the three months ended June 30, 2012 and 2011 was $(1,213,000) and $192,000, respectively, a decrease of $1,405,000. The decrease was primarily due to the decrease in our gross profit and increase in our research and development expenses and interest expenses. As a result of the factors described above, our net income (loss) for the six months ended June 30, 2012 and 2011 was $(537,000) and $1,432,000, respectively, a decrease of $1,969,000. The decrease was primarily due to the decrease in our gross profit and increase in our research and development expenses and interest expenses.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $55,000 and $565,000 for the three months ended June 30, 2012 and 2011, respectively. We reported a foreign currency translation gain of $400,000 and $780,000 for the six months ended June 30, 2012 and 2011, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income (loss). For the three months ended June 30, 2012 and 2011, we reported comprehensive income (loss) of $(1,158,000) and $757,000, respectively were derived from the sum of our net loss of $1,213,000 plus foreign currency translation gains of $55,000 in the three months ended June 30, 2012 and net income of $192,000 plus foreign currency translation gains of $565,000 in the three months ended June 30, 2011, respectively. For the six months ended June 30, 2012 and 2011, we reported comprehensive income (loss) of $(137,000) and $2,212,000, respectively were derived from the sum of our net loss of $537,000 plus foreign currency translation gains of $400,000 in the six months ended June 30, 2012 and net income of $1,432,000 plus foreign currency translation gains of $780,000 in the six months ended June 30, 2011, respectively.

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

At June 30, 2012, our balance of cash was $8,813,858 comparing to $6,949,341 as of December 31, 2011. Majority of these funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance higher level of inventories,
●	an increase in working capital requirements to lease farm lands for crop cultivations
●	addition of administrative and sales personnel as the business grows,
●	increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	development of new products in the seed industry to complement our current products,
●	the cost of being a public company and the continued increase in costs due to governmental compliance activities,

●	capital expenditures for construction of plant facilities and machinery and equipments, and
●	capital requirements to obtain a seed production license.

Changes in our working capital position are summarized as follows:

	June 30, 2012	December 31, 2011	Increase
Current assets	$94,931,857	$83,617,885	$11,313,972
Current liabilities	59,308,754	54,741,939	4,566,815
Working capital	$35,623,103	$28,875,946	$6,747,157

Our working capital increased approximately $6,747,000 primarily attributable to:

●	a net increase in cash and cash equivalent of approximately $1,865,000;
●	an increase in prepaid VAT taxes of approximately $2,262,000;
●	a net increase in inventories of approximately $15,285,000;
●	an increase in deferred inventory cost of $15,922,000; and
●
a decrease in advances from customers of $3,670,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy; and

Offset by:

●	a net decrease in accounts receivable of approximately $17,421,000
●	a decrease in advance payments to suppliers of approximately $6,914,000
●	an increase in loan payable of approximately $5,503,000; and
●	an increase in accounts payable of approximately $2,532,000

We require capital to purchase corn inventory and fund our working capital needs. During the six months ended June 30, 2012 and 2011, pursuant to loan agreements, we borrowed approximately $18,022,000 and $24,740,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $12,647,000 and $10,995,000 of the loan during the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012 and December 31, 2011, loans payable consisted of the following:

	June 30, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in November 2012 with annual interest at the banks base interest rate plus 50% (9.84% and 9.47%at June 30, 2012 and December 31, 2011) secured by assets of the Company.	$10,127,063	$4,713,498

Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011)	-	12,569,328

Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the banks base interest rate plus 20% (7.57% at June 30, 2012)	12,658,829	-

	$22,785,892	$17,282,826

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(9,888,886)	$2,561,497
Cash flows (used in) provided by investing activities	$(627,486)	$2,888,891
Cash flows provided by financing activities	$12,333,232	$13,820,744
Effect of exchange rate on cash	$47,657	$545,177
Net increase in cash and cash equivalents	$1,864,517	$19,816,309

Net cash flow used in operating activities was $9,888,886 for the six months ended June 30, 2012 as compared to net cash flow provided by operating activities was $2,561,497 for the six months ended June 30, 2011.

Net cash flow used in operating activities for the six months ended June 30, 2012 was mainly due to

●
Net loss of $536,855, changes in operating assets and liabilities consisting primarily of, an increase in prepaid VAT taxes of approximately $ 2,240,000, an increase in inventories of $15,100,000, an increase in deferred inventory costs of $12,947,000, a decrease in accounts payable of $444,000  and a decrease in advances from customers of $3,873,000 and;

●
Offset by adjusted for the add back of non-cash items such as depreciation and the amortization of land use rights of $492,000, and changes in operating assets and liabilities consisting of a decrease in accounts receivable of approximately $17,639,000, a decrease in advances to suppliers of approximately $7,024,000.

Net cash flow provided by operating activities for the six months ended June 30, 2011 was mainly due to:

●
net income of $1,432,272, adjusted for the add back of non-cash items such as $235,986 of depreciation and the amortization of land use rights of $29,441. Changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $567,728 and an increase in advances from customers of $14,908,923, and

●	Offset by an increase in prepaid VAT taxes of $424,473, an increase in inventories of $4,200,910, an increase in advances to suppliers of $6,354,887, and a decrease in accounts payable of $3,793,727.

Net cash flow used in investing activities was approximately $627,000 for the six months ended June 30, 2012 as compared to net cash provided by investing activities of approximately $2,888,891 for the six months ended June 30, 2011. During the six months ended June 30, 2012, we purchased property and equipment for approximately $504,000 and land use rights of approximately $123,000. During the six months ended June 30, 2011, we collected loans receivable of $3,054,284 and make payments for the purchase of property and equipment and land use rights of $165,393.

Net cash flow provided by financing activities was approximately $12,333,000 for the six months ended June 30, 2012 as compared to net cash flow provided by financing activities of approximately $13,820,744 for the six months ended June 30, 2011. During the six months ended June 30, 2012, we received proceeds from short-term bank loan of approximately $18,022,000 and capital contribution from our CEO and COO of approximately $7,114,000. We repaid short-term bank loan of approximately $12,647,000. During the six months ended June 30, 2011, we received proceeds from bank loan of $24,739,699, and offset by the payment of loans of $10,995,422.

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2012, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Payments Due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual obligations:
Accounts payable	$3,076	3,076
Loan payable	22,785	22,785	-	-	-

Construction and equipment (1)	2,455	2,455	-	-	-

Land lease	$79,371	5,222	10,444	10,444	53,261
Total Contractual Obligations:	$107,687	$33,538	$10,444	$10,444	$53,261

(1)	Represents estimates remaining construction costs to build a grain storage facility.

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

At June 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	June 30, 2012	December 31, 2011
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,416,273	$3,479,595
Yufeng Wei (Chief operating officer)	1,193,508	1,228,606
Dore Perler (Director)	625	4,375
Megan Penick (Director)	625	4,375
Li Changhua (Director)	-	9,375
Total	$4,611,031	$4,726,326

Jilin Hengchang Fertilizer Co., Ltd.

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr. Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at June 30, 2012.  Hengchang Fertilizer started its operations in February 2012 and generated minimal profit during the first half of 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by December 31, 2012.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Rates Risk

Substantially all of our operating revenues and expenses are denominated in RMB. We operate using RMB and the effects of foreign currency fluctuations are largely mitigated because local expenses in the PRC are also denominated in the same currency. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Because we generally receive cash flows denominated in RMB, our exposure to foreign exchange risks should be limited.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar For the three months ended June 30, 2012 and 2011, we had unrealized foreign currency translation gain of $54,564 and $565,177, because of the change in the exchange rate. For the six months ended June 30, 2012 and 2011, we had unrealized foreign currency translation gain of $399,635 and $779,575, because of the change in the exchange rate.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of the RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China.

To the extent we decide to convert RMB denominated cash amounts into U.S. dollars for the purpose of making any dividend payments, which we have not declared but may declare in the future, or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Conversely, if we need to convert U.S. dollars into RMB for operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount it received from the conversion. We have not used, and do not currently expect to use in the future, any forward contracts or currency borrowings to hedge exposure to foreign currency exchange risk.

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest – rate hedging contracts to manage our exposure to changing interest rates. At June 30, 2012, we had $22.8 million of debt outstanding at a weighted average interest rate of 8.6%. A one percentage change in the weighted average rate would affect annual interest by approximately $228,000.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to a material weakness in our internal control over financial reporting, which is described below.

The management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that there is a material weakness in our internal control over financial reporting as of June 30, 2012. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

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

Our officers and some of our directors have no experience managing a public company which could adversely impact our ability to comply with the legal, regulatory, and reporting requirements of U.S. Securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company.  Our ability to find and retain qualified personnel on our terms and budget may be very limited.

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

During fiscal 2011, approximately 87% of our corn sales was from two (2) corporate entities — Nanning Granary Reserve (accounting for 61% of our corn sales) and Liuzhou Granary Reserve (accounting for 26% of our corn sales). Defeng Seed Co., Ltd. purchased approximately 83% of our corn seeds. In addition, for the first half of 2012, three customers accounted for approximately 74.2% of our revenue. We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations.

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

In addition, two suppliers accounted approximately for 59.9% of the Company’s purchases during the six months ended June 30, 2012. At June 30, 2012, the Company did not have any outstanding payable to the two suppliers and approximately 97.5 % of the Company’s advance payments to suppliers was made to one of the two suppliers.

Our corn supply is dependent on our ability to continue to obtain seeds use rights through our joint use agreement with Defeng Seed Co., Ltd. the loss of which would materially impact our business.

We have obtained the joint use rights to the Defeng 359 and Hongyu 29 seed varieties through our joint use agreement with Defeng Seed Co., Ltd. (“Defeng”). Under the joint use right agreements, we paid Defeng a total of 3.0 million RMB (approximately $463,000) and Defeng provides us with parent seeds and the technical support to enable us to breed the seeds for commercial resale. Defeng also granted us the breeding rights to Defeng 10 and Defeng 77 through non contractual agreements. We are permitted to breed, operate and sell the four seed varieties. Defeng 359, Hongyu 29, Defeng 10 and Defeng 77 accounted for approximately 32%, 21%, 16% and 30%, respectively, of our annual seed sales volume in 2011. Defeng 77 accounted for 100% of our seed sales during the six months ended June 30, 2012. If Defeng refused to grant us the use/breeding rights of the four seed varieties and we are unable to obtain use/breeding rights for other seed varieties through different channels, our corn seed supply would be materially affected, which in turn would have a materially negative impact on our corn seed business.

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

Item 2.	Unregistered sales of equity securities and use of proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+ Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSP-2, INC.

Date: August 14, 2012	By:	/s/ Yushan Wei
Yushan Wei, Chief Executive Officer
and Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Yuejun Li
Yuejun Li, Chief Financial Officer
and Principal Accounting Officer