Form 10-Q/A
period 2012-06-30
GSP-2, INC.
filed 2012-08-20
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

GSP-2, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.	Exhibits.

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Schema
101.CAL	**	XBRL Taxonomy Calculation Linkbase
101.DEF	**	XBRL Taxonomy Definition Linkbase
101.LAB	**	XBRL Taxonomy Label Linkbase
101.PRE	**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012.
†In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.
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

GSP-2, INC.

Date: August 20, 2012	By:	/s/ Yushan Wei
Yushan Wei, Chief Executive Officer
and Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Yuejun Li
Yuejun Li, Chief Financial Officer
and Principal Accounting Officer