Form 10-Q
period 2012-09-30
GSP-2, INC.
filed 2012-11-14
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-54071

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
Yes   ☐    No   ☒
There were 14,208,800 shares of the Registrant’s Common Stock outstanding at November 13, 2012.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2012

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012, as subsequently amended on April 5, 2012 and May 24, 2012, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$20,283,258	$6,949,341
Restricted cash	3,553	3,580
Accounts receivable	11,262,975	32,873,903
Advance payments to suppliers	6,128,732	16,408,120
Prepaid VAT taxes	4,028,203	2,723,149
Inventories	45,545,176	23,914,873
Deferred inventory costs	4,954,391	471,350
Prepaid expenses and other assets	109,432	273,569
Deposit on loan guarantee agreement	315,756	-

Total Current Assets	92,631,476	83,617,885

PROPERTY AND EQUIPMENT - net	15,270,339	13,133,255

OTHER ASSETS:
Investment in related party company	157,878	157,117
Intangible assets, net	13,900,473	13,513,463

Total Other Assets	14,058,351	13,670,580

Total Assets	$121,960,166	$110,421,720

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$22,734,449	$17,282,826
Accounts payable	4,378,822	544,174
Facility construction payable	2,736,543	2,277,415
Advances from customers	21,984,005	29,065,745
Other payable	298,298	103,423
Due to related parties	6,092,607	4,726,326
Tax payable	756,421	737,496
Dividend payable	117,364	4,534

Total Current Liabilities	59,098,509	54,741,939

Total Liabilities	59,098,509	54,741,939

SHAREHOLDERS' EQUITY:

Preferred stock ($0.001 par value; 100,000,000 shares authorized, 752,200 issued and outstanding at September 30, 2012 and December 31, 2011)	$752	752
Common Stock ($0.001 par value, 100,000,000 shares authorized, 14,208,800 and 14,050,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	14,209	14,050
Additional paid-in capital	17,284,282	9,854,811
Retained earnings	42,014,121	42,548,562
Statutory reserves	371,061	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	3,177,232	2,918,649

Total Shareholders' Equity	62,861,657	55,679,781

Total Liabilities and Shareholders' Equity	$121,960,166	$110,421,720

See notes to unaudited consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES	$9,869,528	$27,789,275	$21,531,662	$46,804,017

COST OF REVENUES	8,411,869	25,979,766	18,169,806	42,430,937

GROSS PROFIT	1,457,659	1,809,509	3,361,856	4,373,080

OPERATING EXPENSES:
Research and development	179,593	-	460,017	-
Selling	89,795	174,849	277,459	342,652
General and administrative	427,617	294,618	1,306,963	833,674
Total Operating Expenses	697,005	469,467	2,044,439	1,176,326

INCOME FROM OPERATIONS	760,654	1,340,042	1,317,417	3,196,754

OTHER INCOME (EXPENSES):
Interest income	6,360	385	20,864	20,501
Interest expense	(623,752)	(239,337)	(1,698,078)	(682,121)
Other income (expense)	17,937	(10,273)	19,282	(12,046)
Total Other Expenses	(599,455)	(249,225)	(1,657,932)	(673,666)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	161,199	1,090,817	(340,515)	2,523,088

PROVISION FOR INCOME TAXES	17,851	11,220	52,992	11,220

NET INCOME (LOSS)	143,348	1,079,597	(393,507)	2,511,868

PREFERRED STOCK DIVIDEND	37,610	-	112,830	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$105,738	$1,079,597	$(506,337)	$2,511,868

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$143,348	$1,079,597	$(393,507)	$2,511,868

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	(141,052)	404,437	258,583	1,184,012
COMPREHENSIVE INCOME (LOSS)	$2,296	$1,484,034	$(134,924)	$3,695,880

EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.08	$(0.04)	$0.18
Diluted	$0.01	$0.08	$(0.04)	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,208,880	13,800,000	14,171,769	13,649,817
Diluted	14,208,880	13,800,000	14,171,769	13,649,817

See notes to unaudited consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONSOLIDATED  STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(393,507)	$2,511,868
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	544,092	390,478
Amortization of intangible assets	199,692	61,181
Common stock issued for services	24,375	-
Gain on disposal of assets	(21,224)	-
Changes in assets and liabilities:
Accounts receivable	21,792,800	(4,230,796)
Prepaid VAT taxes	(1,293,192)	447,639
Inventories	(21,536,663)	(5,012,278)
Deferred inventory cost	(608,636)	-
Prepaid and other current assets	75,211	(611,065)
Advances to suppliers	10,369,639	(13,449,200)
Accounts payable	(10,466)	(2,696,667)
Other payable	194,572	29,479
Taxes payable	15,367	665,085
Advances from customers	(7,230,094)	3,975,068

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,121,966	(17,919,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	-	3,074,080
Investments in related party company	-	(153,704)
Payments for construction in progress	(1,422,374)	-
Purchase of property and equipment	(687,373)	(315,611)
Proceed from sale of property and equipment	48,993	-
Payments for intangible assets	(565,789)	(153,704)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,626,543)	2,451,061

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	18,016,737	40,270,458
Payments of loans payable	(12,643,324)	(26,437,094)
Change in restricted cash	44	-
Deposit on loan guarantee agreement	(316,083)	-
Payments to related party advances	-	(125,955)
Proceeds from related party advances	1,653,501	-
Capital contribution	7,111,870	3,074,081

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,822,745	16,781,490

EFFECT OF EXCHANGE RATE CHANGE ON CASH	15,749	443,579

NET INCREASE IN CASH	13,333,917	1,756,922

CASH - beginning of period	6,949,341	12,867,137

CASH - end of period	$20,283,258	$14,624,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,073,247	$682,121
Income taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued to offset accounts payable and related party payable	$293,386	$-
Acquisition of property and related land use right and construction in progress for payable	$448,554	$13,678,220
Receipt of inventory to offset loan receivable	$-	$3,074,081
Receipt of biological assets to offset accounts receivable	$-	$318,283

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

Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK Produce (HK) Investments, Ltd., a Hong Kong company (“Heng Chang HK”).  Heng Chang HK owns all of the share capital of Siping Hengchang Business Consultants Co., Ltd. (“Hengchang Business Consultants”), a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Jilin Hengchang Agriculture Development Co., Ltd. (“Hengchang Agriculture”) and Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”)  (together, the “Operating Companies”) and their respective shareholders. The following is a summary of each of the Contractual Arrangements:

●
Exclusive Business Cooperation Agreement.  Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Service s ”). Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies.  Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants  financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.

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

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2012 and 2011 include the allowance for doubtful accounts, the allowance for obsolete inventory, the percentage-of-completion for construction projects, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $6,128,732 and $16,408,120 at September 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at September 30, 2012 and December 31, 2011.

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease, costs for growing crops, parental seed costs and production fees paid to a third party seed grower to grow hybrid seeds for the Company. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of September 30, 2012 and December 31, 2011, the deferred inventory costs were $4,954,391 and $471,350, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible assets, net

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

Seed rights

Seed rights, which consist of exclusive seed rights that allow the company to produce corn seeds, are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated life of 5 years. The amortization expense is recorded in the deferred inventory cost during the growing season, reclassified to the inventory-seed at the end of the growing season as the Company takes delivery of the seeds and charged to cost of revenues as the inventories are sold.

 Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and nine months ended September 30, 2012 and 2011.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At September 30, 2012 and December 31, 2011, advances from customers amounted to $21,984,005 and $29,065,745, respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $16,495 and $94,746 for the three months ended September 30, 2012 and 2011, respectively. Shipping costs totaled $70,756 and $203,474 for the nine months ended September 30, 2012 and 2011, respectively.

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

Asset and liability accounts at September 30, 2012 and December 31, 2011 were translated at 6.334 RMB to $1.00 and at 6.3647 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2012 and 2011 were 6.32745 RMB and 6.50601 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three and nine months ended September 30, 2012 and 2011, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) per share of common stock (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders for basic net income per common share	$105,738	$1,079,597	$(506,337)	$2,511,868
Add: preferred stock dividend	-	-	-	-
Net income (loss) available to common shareholders for diluted net income per common share	$105,738	$1,079,597	$(506,337)	$2,511,868

Weighted average common share outstanding - basic	14,208,880	13,800,000	14,171,769	13,649,817
Effect of dilutive securities:
Warrants	-	-	-	-
Series A convertible preferred stock	-	-	-	-
Weighted average common share outstanding - diluted	14,208,880	13,800,000	14,171,769	13,649,817
Net income (loss) per common share - basic	$0.01	$0.08	$(0.04)	$0.18
Net income (loss) per common share - diluted	$0.01	$0.08	$(0.04)	$0.18

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2012 and December 31, 2011, accounts receivable consisted of the following:

	September 30, 2012	December 31, 2011
Accounts receivable	$11,262,975	$32,873,903
Less: allowance for doubtful accounts	-	-
	$11,262,975	$32,873,903

Included in accounts receivable is $8,727,264 and $24,396,828 at September 30, 2012 and December 31, 2011 which is due from the Company’s largest seed customer.  At September 30, 2012 and December 31, 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 - INVENTORIES

At September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30, 2012	December 31, 2011
Finished goods	$45,481,142	$23,914,873
Packaging materials	64,034	-
	45,545,176	23,914,873
Less: reserve for obsolete inventory	-	-
	$45,545,176	$23,914,873

NOTE 4 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At September 30, 2012 and December 31, 2011, advance payments to suppliers consisted of the following:

	September 30, 2012	December 31, 2011
Advance payments to com suppliers	$6,001,949	$16,319,506
Other	126,783	88,614
	$6,128,732	$16,408,120

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	September 30, 2012	December 31, 2011
Office equipment and furniture	4-10 Years	$78,820	$40,596
Manufacturing equipment	5-10 Years	802,014	742,183
Vehicles	4-10 Years	1,736,779	1,386,760
Construction in progress	-	5,550,065	3,607,164
Building and building improvements	8-20 Years	9,120,777	8,824,026
		17,288,455	14,600,729
Less: accumulated depreciation		(2,018,116)	(1,467,474)
		$15,270,339	$13,133,255

For the three months ended September 30, 2012 and 2011, depreciation expense amounted to $185,376 and $154,492, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $544,092 and $390,478, respectively.

The Company entered into a construction agreement to construct a grain storage facility (“Grain Storage Construction”) in 2010. Upon completion of the construction in progress, the assets will be classified to its respective property and equipment category. Future payments under the Grain Storage Construction agreement amount to $2,433,060 and the amount was included in the facility and land use right payable in the accompanying balance at September 30, 2012. The construction was 100% completed in October 2012.

The Company contracted several contractors to construct warehouses, workshop, office buildings and related infrastructures in its main office complex located in Gongzhuling city, Jilin province (“Main Office Complex Project”) in 2012. The estimated construction price for the Main Office Complex Project is approximately $3.9 million. At September 30, 2012, the Company made payments of approximately $1.4 million and recorded $302,937 in its facility and land use right payable on a percentage of completion basis in the accompanying balance sheet. Upon completion of the construction in progress, the assets will be classified to their respective property and equipment categories. The Main Office Complex Project is expected to be completed in 2013.

NOTE 6- INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Hengchang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr.Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at September 30, 2012.  Hengchang Fertilizer started its operations in February 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by December 31, 2012.

NOTE 7 – INTANGIBLE ASSETS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  The Company’s land use rights have terms that expire in January 2058 through September 2061. The Company amortizes these land use rights over the term of the respective land use rights. The lease agreement does not have any renewal options.

The Company’s seed rights consist of purchased seed rights relating to produce two varieties of corn seed, Hengyu 218 and Hengyu 398 in Jilin province. The seed rights have a useful life of five years. The Company amortizes the seed rights on a straight-line basis over the useful life. At September 30, 2012 and December 31, 2011, intangible assets consisted of the following:

	Useful Life	September 30, 2012	December 31, 2011
Land use rights	50 Years	$13,917,942	$13,728,258
Seed rights	5 Years	442,059	-
Less: accumulated amortization		(459,528)	(214,795)
		$13,900,473	$13,513,463

Amortization of seed and land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:
2013	$354,393
2014	354,393
2015	354,393
2016	354,393
2017	310,188
Thereafter	12,172,713
$13,900,473

For the three months ended September 30, 2012 and 2011, amortization expense amounted to $66,681 and $31,740, respectively.  For the nine months ended September 30, 2012 and 2011, amortization expense amounted to $199,692 and $61,181, respectively.

NOTE 8 – ADVANCES FROM CUSTOMERS

At September 30, 2012 and December 31, 2011, advances from customers consisted of the following:

	September 30, 2012	December 31, 2011
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$-	$7,468,113
Guangxi Food Development Co., Ltd.	20,984,031	20,495,860
Guangxi Grain Repository Co.	-	942,700
Guangxi Guhai Trading Co., Ltd.	428,415	-
Central Grain Reserve Gongzhuling Depot	154,721	-
Guangxi Huaguang Agriculture and Animal Husbandry Development, Co.	153,767	-
Others	263,071	159,072
Total	$21,984,005	$29,065,745

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related party

At September 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	September 30, 2012	December 31, 2011
Yushan Wei (controlling person of the Company's majority shareholder and chief executive officer	$4,871,122	$3,479,595
Yufeng Wei (Chief operating officer)	1,212,110	1,228,606
Dore Perler (Director)	3,125	4,375
Megan Penick (Director)	3,125	4,375
Li Changhua (Director)	3,125	9,375
Total	$6,092,607	$4,726,326

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

NOTE 10 – LOANS PAYABLE

At September 30, 2012 and December 31, 2011, loans payable consisted of the following:

	September 30, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in November 2012 with annual interest at the banks base interest rate plus 50% (9.84% and 9.47% at September 30, 2012 and December 31, 2011, respectively) secured by assets of the Company.	$10,104,200	$4,713,498

Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011)	-	12,569,328

Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the banks base interest rate plus 20% (7.57% at September 30, 2012)	12,630,249	-

	$22,734,449	$17,282,826

The Company has a group loan agreement (the “Group Loan”) with the availability to borrow up to RMB 73 million (approximately $11.5 million) through November 2012 with Jilin Gongzhuling Rural Cooperative Bank, Baishan City Hungjiang District Rural Credit Cooperative Union, Baicheng City Taobei District Rural Credit Cooperative Union and Jiaohe City Rural Credit Cooperative Union (the “Participant Bank ”). Under the Group Loan, Participant Banks agree to jointly provide up to RMB 73 million loan amount to the Company for working capital purposes. At September 30, 2012 and December 31, 2011, the Company has drawn RMB 64 million and RMB 30 million under the Group Loan, respectively. In November 2012, the Company repaid the  Group Loan in full.

NOTE 10 – LOANS PAYABLE (continued)

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

In February 2012, the Company obtained a credit line facility (the “2012 Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.6 million) with annual interest at the bank base interest rate plus 20% through February 2013 with the Creditor for corn purchase purposes. Collections from selling the Company’s inventory acquired through the use of the 2012 Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch; the Company is not restricted to use the cash after it is deposited into the bank account. In connection with the 2012 Construction Loan, the Company also entered in an RMB credit line guarantee agreement (“2012 Guarantee Agreement”) with Jilin Province Credit Guarantee Investment Co., Ltd. Siping Heat Exchanger Industrial Branch (the “Guarantor”) whereby the Guarantor provides the guarantee services for the 2012 Construction Loan to the Company and the Company agrees to RMB 1.6 million (approximately $253,000) to the Guarantor as the fee for Guarantor’s services. The Company also agrees to pay RMB 2 million (approximately $316,000) to the Guarantor as the guarantee risk deposit (“Risk Deposit”); shall the Company not fulfill its obligation to the Creditor, Guarantor will use the Risk Deposit to pay the Company’s obligation to the Creditor on the Company’s behalf. If the Company does not pay the principal and interest in accordance with the terms in the 2012 Construction Loan and therefore causes the Guarantor to pay the principal and interests on the Company’s behalf, the Guarantor has the right to demand the Company to repay the entire amount plus 15% of the principal and interest. The Risk Deposit will be returned to the Company when the 2012 Construction Loan is terminated. The Guarantor also entered into an RMB credit line guarantor agreement (“2012 Guarantor Agreement”) with the Creditor to guarantee for all debt included but not limited to the principal, interest, penalty and other expenses incurred by the Company under the 2012 Construction Loan with the highest guarantee amount of RMB 96.5 million (approximately $15.3 million). Under the 2012 Guarantee Agreement, the Company is required to provide various financial reports and project progress reports to the Guarantor. The Company is also required to inform the Guarantor and obtain Guarantor’s written approval in advance in the following events: 1. any investments above RMB 8 million (approximately $1.3 million) 2. any financing activities above RMB 8 million (approximately $1.3 million) 3. Any guarantee activities for other parties above RMB 8 million (approximately $1.3 million) 4. change in ownership above RMB 7 million ($1.1 million) 5. sale of assets above RMB 8 million (approximately $1.3 million) 6. any indemnification to third parties or accidental asset loss above RMB 8 million (approximately $1.3 million) 7. other material economical dispute that might possibly impact the Company’s ability to repay the 2012 Construction Loan. At September 30, 2012, the Company has drawn the maximum amount available under the Construction Loan. The loan guarantee fee amounted to $36,531 and $153,864 for the three and nine months ended September 30, 2012, respectively, and has been included in the interest expense on the accompanying consolidated statements of income.

NOTE 11 – RESTRICTED CASH

In connection with the 2012 Construction Loan, the Company agrees to have its collections on sales deposit into the Company’s bank account at the Creditor (“Collection Account”). The Company is required to pay its corn vendors using the money in the Collection Account unless the Company otherwise obtains the Creditor’s written approval. The Company is also required to obtain the Creditor’s written approval to use the fund in the Collection Account. At September 30, 2012 and December 31, 2011, the Company’s restricted cash amounted to $3,553 and $3,580, respectively.

NOTE 12 – FACILITY CONSTRUCTION PAYABLE

Facility construction payable was related to the Grain Storage Construction and Main Office Complex Project. In according to the construction process, at September 30, 2012 and December 31, 2011, accrued payable under the Grain Storage Construction and main Office Complex Project amounted to $2,736,543 and $2,277,415, respectively. The Grain Storage Construction was completed in October 2012.

NOTE 13 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

Under the Income Tax Laws of the PRC, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengjiu is not subject to any tax incentives. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code, and Hengchang Agriculture is exempt from income tax.

The table below summarizes the reconciliation of the Company’s unaudited income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax provision at China statutory rate of 25%	$43,429	$304,983	$78,510	$713,420
Permanent difference - China tax exemption	(25,578)	(293,763)	(25,578)	(702,200)
Total provision for income tax	17,851	11,220	52,992	11,220
Basic and diluted net income per share effect	$-	$0.02	$-	$0.05

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

NOTE 14 – STOCKHOLDERS’ EQUITY (continued)

Warrants

Warrant activity for the nine months ended September 30, 2012 is summarized as follows:

	Nine Months Ended September 30, 2012
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	75,220	$2.4
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2012	75,220	$2.4
Warrants exercisable at September 30, 2012	75,220	$2.4

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$2.40	75,220	4.25	$2.40	75,220	$2.40
	75,220	4.25	$2.40	75,220	$2.40

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. The balance of statutory reserve represents the accumulated balance of the restricted net assets maintained by the Company. The accumulated balance of the statutory reserve of the Company as of September 30, 2012 and December 31, 2011 was $371,061 and $342,957, respectively.

For the nine months ended September 30, 2012, statutory reserve activity is as follows:

	Hengchang Agriculture	Hengjiu	Total
Balance - December 31, 2011	$342,957	$-	$342,957
Addition to statutory reserves	10,250	17,854	28,104
Balance - September 30, 2012	$353,207	$17,854	$371,061

NOTE 16 – CONCENTRATIONS

As of September 30, 2012 and December 31, 2011, the Company held cash in PRC banks of $20,024,746 and $6,435,877, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

Customers

Three customers accounted for approximately 69.8% of the Company’s revenue during the three months ended September 30, 2012. Four customers accounted for approximately 72.2% of the Company’s revenue during the nine months ended September 30, 2012.

Three customers accounted approximately 100% of the Company’s revenue during the three and nine months periods ended September 30, 2011.

Suppliers

One supplier accounted approximately for 100% of the Company’s inventory purchases during the three months ended September 30, 2012. Two suppliers accounted approximately for 74% of the Company’s inventory purchases during the nine months ended September 30, 2012. At September 30, 2012, the Company did not have any outstanding payable to these suppliers and approximately 97.9 % of the Company’s advance payments to suppliers were made to one of the two suppliers.

Four suppliers accounted approximately for 84.8% and 76.9% during the three months and nine months periods ended September 30, 2011 respectively, the Company’s purchases.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

 Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 ($77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 ($77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 ($77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. As of September 30, 2012, two new seed varieties were developed by Jilin Academy for the Company.

NOTE 17 – COMMITMENTS AND CONTINGENCIES (continued)

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

On January 1, 2012, the Company entered into a land lease agreement with Gongzhuling Nanweizi Street Fangshengguangzi Village  (“Fangshengangzi”) and Nanwaizi Street Operation & Management Station (“Street Station”) to obtain the land operation right for 200 hectares of paddy field in Nanwaizi town, Gongzhuling from Fangshengangzi. The land lease agreement started on January 1, 2012 and expires on December 31, 2027. The Company has the first right to renewal after the land lease is expired.  The first year annual rent is RMB 15,000 (approximately $2,357) per hectare. The Company shall adjust the rent every year based on the rice market price using 4,800 kilograms as the per hectare corn production level base. The Company shall pay the annual lease to Fangshengangzi on or before February 28 of every year. Fangshengangzi and the Company will each enjoy certain subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land. According to the agreement, the Company provided RMB 300,000 (approximately $47,000) to Fangshengangzi to be kept with Street Station as a guarantee deposit. The deposit will be returned to the Company one year prior to the lease expiration date.

 Land Lease Agreement (continued)

Future minimum land lease payments required under the land lease agreements are as follows:

Twelve-month Periods Ending September 30:
2013	$5,215,371
2014	5,215,371
2015	5,215,371
2016	5,215,371
2017	5,215,371
Thereafter	53,062,450
$79,139,305

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our Products

We purchase, cultivate, store and sell corn, corn seed and rice in China. We currently have the capacity to purchase and store up to 350,000 tons of corn and corn seed on an annual basis. In our corn business, we purchase fresh corn from farmers starting at the beginning of November. We parch the corn purchased which contains a high moisture level to turn it into easy-to-store dry corn with a safe moisture level and store the dry corn in our warehouse. The purchasing and parching process generally continues through August of the following year. A majority of the dry corn is sold to provincial granaries as food reserve in the Guangxi autonomous area with the rest being sold to companies in the animal feed industry. Additionally, starting in May 2012, we cultivate corn and rice on the land we lease. At the harvest, we will sell the corn and rice we cultivate. We also breed hybrid corn seeds through seed breeders.  We provide the parent seeds to the seed breeder to grow for us under contractual arrangements. The seed breeder is responsible for producing the seeds in accordance to a set of hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder at harvest. We sell the corn seeds to our customers. A significant portion of our corn seeds was sold to Defeng Seed Co., Ltd. with the rest being sold to local distributors who in turn sell to local farmers.

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

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease, costs of growing crops, parental seed costs and production fees paid to a third party seed grower to grow hybrid seeds for the Company. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests.

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

Intangible assets, net

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

Seed rights

Seed rights, which consist of exclusive seed rights that allow the company to produce of corn seeds, are stated at cost less accumulated amortization. Amortization is calculated on a strain-line basis over the estimated life of 5 years. The amortization expense is recorded in the deferred inventory cost during the growing season, reclassified to the inventory-seed at the end of the growing season as the Company takes delivery of the seeds and charged to cost of revenues as the inventories being sold.

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

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three and nine months ended September 30, 2012 and 2011, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
Revenues	$9,870	100.0%	$27,789	100.0%	$21,532	100.0%	$46,804	100.0%
Cost of revenues	8,412	85.2%	25,979	93.5%	18,170	84.4%	42,431	90.7%
Gross profit	1,458	14.8%	1,810	6.5%	3,362	15.6%	4,373	9.3%
Operating expenses	697	7.1%	470	1.7%	2,044	9.5%	1,176	2.5%
Income (loss) from operations	761	7.7%	1,340	4.8%	1,318	6.1%	3,197	6.8%
Other expenses	(599)	(6.1)%	(249)	(0.9)%	(1,658)	(7.7)%	(674)	(1.4)%
Income (loss) before provision for income taxes	162	1.6%	1,091	3.9%	(340)	(1.6)%	2,523	5.4%
Provision for income taxes	18	0.2%	12	-%	53	0.2%	12	-%
Net income (loss)	$144	1.5%	$1,080	3.9%	$(393)	(1.8)%	$2,512	5.4%
Preferred stock dividend	38	0.4%	-	-%	(113)	(0.6)%	-	-%
Net income (loss) available to common shareholders	$106	1.1%	$1,080	3.9%	$(506)	(2.4)%	$2,512	5.4%
Other comprehensive income (loss):
Foreign currency translation adjustment	(141)	(1.4)%	405	1.5%	259	1.2%	1,184	2.5%
Comprehensive income (loss)	$3	0.0%	$1,484	5.3%	$(135)	(0.6)%	$3,696	7.9%

Three and Nine Months Ended September 30, 2012 and 2011

Revenues. For the three months ended September 30, 2012, we had net revenues of $9,870,000, as compared to net revenues of $27,789,000 for the three months ended September 30, 2011, a decrease of $17,920,000 or 64.5%. For the nine months ended September 30, 2012, we had net revenues of $21,532,000, as compared to net revenues of $46,804,000 for the nine months ended September 30, 2011, a decrease of $25,272,000 or 54.0%.  Revenue and changes for each product line is summarized as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2012	2011	Increase (Decrease)	Percentage Change
Corn	$7,276	$27,789	$(20,513)	(73.8)%
Corn seeds	-	-	-	0.0%
Other	2,594	-	2,594	100.0%
Total revenues	$9,870	$27,789	$(17,919)	(64.5)%

	For the Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	Percentage Change
Corn	$16,220	$46,804	$(30,584)	(65.3)%
Corn seeds	2,274	-	2,274	100.0%
Other	3,038	-	3,038	100.0%
Total revenues	$21,532	$46,804	$(25,272)	(54.0)%

The decrease in revenues from the sale of corn was primarily attributable to the decrease in sales volume from 2011 to 2012. For the three months ended September 30, 2012, we sold approximately 21,596 metric tons of corn compared to 89,514 metric tons for the three months ended September 30, 2011, a decrease of approximately 67,918 metric tons or 75.9%. The average per metric ton selling price increased by approximately $26.5 or 8.5% from approximately $310.4 per metric ton for the three months ended September 30, 2011 to approximately $336.9 per metric ton for the three months ended September 30, 2012. The increase in our average per metric ton selling price was primarily due to the overall increase in the PRC corn market price. As the corn imports from the U.S were expected to decrease and the northeast region in the PRC experienced unfavorable weather conditions, the corn supply in the PRC for the three months ended September 30, 2012 fell short of demand. As such, the corn price increased accordingly. The significant decrease in sales volume in 2012 was because we voluntarily delayed signing of corn sales contracts and/or shipping our corn products. As the corn price continued to fluctuate in the third quarter of 2012 and we anticipated the corn market price would be more stabilized in the fourth quarter of 2012, we delayed making the sales until the fourth quarter in 2012 to expect greater profitability.  For the nine months ended September 30, 2012, we sold approximately 48,718 metric tons of corn compared to 150,365 metric tons for the nine months ended September 30, 2011, a decrease of approximately 101,647 metric tons or 67.6%. The average per metric ton selling price increased by approximately $21.6 or 6.9% from approximately $311.3 per metric ton for the nine months ended September 30, 2011 to approximately $332.9 per metric ton for the nine months ended September 30, 2012. The increase in our average per metric ton selling price was primarily due to the overall increase in the PRC corn market price and we were more selective in signing sales contracts with higher price with our customers. The significant decrease in sales volume in 2012 was because we voluntarily delayed signing of corn sales contracts and/or shipping our corn products as we anticipated the corn price would continue to fluctuate significantly for the nine months ended September 30, 2012. As the U.S experienced one of the worst draughts in the Midwest in the summer of 2012, it triggered the surge in global corn prices. The corn price in China has since steadily increased as the corn import volume in China is expected to decreased drastically and the northeast region in the PRC experienced unfavorable weather conditions, we anticipated the demand for corn will surpass the supply in the Chinese domestic market. Consequently, the corn price in China continued to fluctuate during the nine months ended September 30, 2012. As we anticipated the corn market price would be more stabilized in the fourth quarter of 2012, we delayed making the sales until the fourth quarter in 2012 to expect greater profitability of our contracted sales in 2012. As a result, our revenue decreased for the nine months ended September 30, 2012 as compared to the same period in 2011.

We did not generate any revenue from sales of corn seed for the three months ended September 30, 2012 and 2011. The increase in revenues from the sale of corn seed during the nine months ended September 30, 2012 was attributable to the increase in sales volume from 2011 to 2012. While we did not generate any revenue from sales of corn seed for the three months ended September 30, 2011, we sold approximately 757 metric tons of corn seeds during the nine months ended September 30, 2012. As we started to diversify our corn seed customers in later part of 2011, some of our customers made purchases closer to the corn growing season (starting in May). Therefore, we were able to make corn seed sales to eight different seed distributors during the nine months ended September 30, 2012. Our seed product Defeng 77 accounted for 100% of our corn seed sales in 2012.

We generated other revenue from sales of cottonseed meal and the corn storage services we provided to a food processer. For the three months ended September 30, 2012, we generated other revenue from sale of corn seed meal and the corn storage services in the amount of approximately $2,493,000 and $103,000, respectively. We did not generate other revenue for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we generated other revenue from sale of corn seed meal and the corn storage services in the amount of approximately $2,727,000 and $311,000, respectively. We trade various other grains from time to time as the opportunities arise. The sale of other grains is dependent upon the season and how well if we are able to purchase and sell the grains at a profitable price; it is limited by our requirement for labor resources, storage facilities and working capital related to the sale of corn and may vary depending on our capacity. Accordingly, it generally takes us more effort to purchase and sell other grains than corn. We did not generate other revenue for the nine months ended September 30, 2011.

Cost of revenues. Cost of sales decreased by $ 17,568,000 or 67.6%, from $25,980,000 for the three months ended September 30, 2011 to $8,412,000 for the three months ended September 30, 2012 and was primarily attributable to the decrease in corn cost and partially offset by the cottonseed meal and storage service costs. Cost of sales decreased by $ 24,261,000, or 57.2%, from $42,431,000 for the nine months ended September 30, 2011 to $18,170,000 for the nine months ended September 30, 2012 and was primarily attributable to the decrease in corn cost and partially offset by cottonseed meal and storage service costs.

Our corn costs were approximately $6,691,000 for the three months ended September 30, 2012 and $25,980,000 in the three months ended September 30, 2011. The average per metric ton corn costs price increased by approximately $19.6 or 6.8% from approximately $290.2 per metric ton for the three months ended September 30, 2011 to approximately $309.8 per metric ton for the three months ended September 30, 2012. The decrease in corn costs in 2012 was primarily due to the decrease in the corn sales volume and partially offset by a 6.8% increase in the corn unit cost. The increase in the corn unit cost was primarily due to the increases in corn purchase price and increased depreciation expenses on corn storage facility in 2012. Our corn costs were approximately $15,160,000 for the nine months ended September 30, 2012 and $42,431,000 in the nine months ended September 30, 2011. The average per metric ton corn costs price increased by approximately $29 or 10.3% from approximately $282.2 per metric ton for the nine months ended September 30, 2011 to approximately $311.2 per metric ton for the nine months ended September 30, 2012. The increase in the corn unit cost was primarily due to the increases in corn purchase price and increased depreciation expenses on corn storage facility in 2012. As the U.S has experienced one of the worst draughts in the Midwest in the summer of 2012 and the northeast region in the PRC experienced unfavorable weather conditions, the corn price in the PRC increased accordingly.

We did not incur any corn seed costs for the three months ended September 30, 2012 and 2011 as we did not generate any revenue from sales of corn seed.  The corn seed cost was approximately $1,440 per metric tons for the nine months ended September 30, 2012. Our corn seed costs were approximately $1,089,000 for the nine months ended September 30, 2012.  The corn seed cost was approximately $1,440 per metric tons for the nine months ended September 30, 2012.

We did not incur any cost of goods sold related to other revenue in 2011. Cost of goods sold related to other revenue in 2012 was primarily related to the cottonseed meal costs and amortization on our storage facility rented by our customer and related sales taxes. For the three months ended September 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $1,707,000 and $13,000, accordingly. For the nine months ended September 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $1,878,000 and $42,000, accordingly.

Gross profit and gross margin. Our gross profit was $1,458,000 for the three months ended September 30, 2012 as compared to $1,810,000 for the three months ended September 30, 2011, representing gross margins of 14.8% and 6.5%, respectively. The increase in our gross margin percentage for the three months ended September 30, 2012 as compared to the same period in 2011 was mainly attributable to the increase in the gross margin from our corn business and the higher profit margin in other businesses. Our gross profit was $3,362,000 for the nine months ended September 30, 2012 as compared to $4,373,000 for the nine months ended September 30, 2011, representing gross margins of 15.6% and 9.3%, respectively. The increase in our gross margin percentage was mainly attributable to higher gross margin in our corn seed business and other businesses and partially offset by the decrease in the gross margin from our corn business.  Gross margin percentages by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Corn	8.0%	6.5%	6.5%	10.3%
Corn seeds	0.0%	0.0%	52.1%	0.0%
Other- cottonseed meal	31.5%	0.0%	31.1%	0.0%
Other -storage Service	87.4%	0.0%	86.5%	0.0%
Overall gross profit %	14.8%	6.5%	15.6%	10.3%

The gross loss margin percentage for our corn business increased to 8.0% for the three months ended September 30, 2012 from the gross profit margin 6.5% for the three months ended September 30, 2011 as the corn price continued to increase in the market and we selectively sold to customers that were willing to pay better sales price in the third quarter of 2012. The increased profit margin was partially offset by increased corn storage depreciation costs in 2012. The gross profit margin percentage for our corn business decreased to 6.5% for the nine months ended September 30, 2012 from 10.3% for the nine months ended September 30, 2011 as the corn price continued to increase in the market and we had to fulfill previously signed contracts with sales prices that were pre-determined during the first six months of 2012 as well as increased corn storage depreciation costs in 2012.

The gross margin percentage for the sale of corn seed was 52.1% in the nine months ended September 30, 2012 and we did not sell any corn seeds in the nine months ended September 30, 2011. The gross margin percentage for other-cottonseed meal and other-storage service revenue were 31.5% and 87.4%, respectively, in the three months ended September 30, 2012. The gross margin percentage for other-cottonseed meal and other-storage service revenue were 31.1% and 86.5%, respectively for the nine months ended September 30, 2012.

Research and development expenses. Research and development costs, which consist of fees incurred for third party seed experts for research and development related activities conducted for the Company and the depreciation and amortization expenses incurred on the Demonstration Park which was designated for use in seed related research and development activities, totaled $180,000 and $460,000 for the three and nine months ended September 30, 2012. We have started conducting research and development activities related to corn seeds in Demonstration Park in 2012.

Selling expenses. Selling expenses were $90,000 for the three months ended September 30, 2012 and $175,000 for the three months ended September 30, 2011, a decrease of $85,000 or 48.6%.  Selling expenses were $277,000 for the nine months ended September 30, 2012 and $343,000 for the nine months ended September 30, 2011, a decrease of $65,000 or 19.0%.  Selling expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shipping and freight	$82	$157	$236	$268
Storage, packaging and handling	-	-	2	3
Diesel	1	1	4	18
Other	7	17	35	54
	$90	$175	$277	$343

In the three months ended September 30, 2012, shipping and freight decreased by $75,000 or 47.8% as compared to the three months ended September 30, 2011. In the nine months ended September 30, 2012, shipping and freight decreased by $32,000 or 11.9% as compared to the nine months ended September 30, 2011. The decreases were primarily due to the decrease in our corn sales volume and partially offset by the shipping and freight expenses incurred for our cottonseed meal sales; we did not sell cottonseed meal in 2011.

Storage, packaging and handling fee mainly includes warehouse management fees and the corn and corn seed packaging and handling fees. The costs remained consistent for the three and nine months ended September 30, 2012 and 2011.

In the three months ended September 30, 2012, diesel expense remained consistent as compared to the three months ended September 30, 2011. In the nine months ended September 30, 2012, diesel expense decreased by $14,000 or 77.8% as compared to the nine months ended September 30, 2011. We own twenty-one trucks, which were mainly used to ship corn from the storage facilities to the railway station. In the nine months ended September 30, 2012, the decrease was primarily because we made less corn sales and more customers picked up their own products or paid for the shipment of the corn and accordingly, diesel expense decreased and remained insignificant.

In the three months ended September 30, 2012, other selling expenses decreased by $10,000 or 58.8% as compared to the three months ended September 30, 2011. In the nine months ended September 30, 2012, other selling expenses decreased by $19,000 or 35.2% as compared to the nine months ended September 30, 2011. The decreases were due to reduced corn sales activities and partially offset by the sales activities related to cottonseed meal sales in 2012. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $428,000 for the three months ended September 30, 2012, as compared to $295,000 for the three months ended September 30, 2011, an increase of $133,000 or 45.1%. General and administrative expenses amounted to $1,307,000 for the nine months ended September 30, 2012, as compared to $834,000 for the nine months ended September 30, 2011, an increase of $473,000 or 56.8%. General and administrative expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation and related benefits	$168	$106	$477	$288
Depreciation and amortization	37	44	81	85
Professional fees	134	120	437	287
Other	89	25	312	174
	$428	$295	$1,307	$834

In the three months ended September 30, 2012, compensation and related benefits increased by $62,000 or 58.5% as compared to the three months ended September 30, 2011. The increase for the three months ended September 30, 2012 was due to the increase in salary rates and more administrative staff was hire in 2012.  In the nine months ended September 30, 2012, compensation and related benefits increased by $189,000 or 65.6% as compared to the nine months ended September 30, 2011. The increase was primarily attributable to the increase in our CEO and COO compensation as executive officers and compensation for our directors currently serving on our board.

Depreciation and amortization expenses decreased by $7,000 or 15.9% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease was primarily due to certain fixed assets previously classified for general administrative uses were reassigned to be used for either storage or research and development functions and the related expenses was included in either cost of goods sold or research and development expenses categories. For the nine months ended September 30, 2012, depreciation and amortization expenses decreased by $4,000 or 4.7% compared to the nine months ended September 30, 2011. The decrease was primarily due to certain fixed assets previously classified for general administrative uses were reassigned to be used for either storage or research and development functions and the related expenses was included in either cost of goods sold or research and development expenses categories.

In the three months ended September 30, 2012, professional fees increased by $14,000 or 11.7% compared to the three months ended September 30, 2011. The increase was primarily attributable to increases in professional consulting expenses in the third quarter of 2012. In the nine months ended September 30, 2012, professional fees increased by $150,000 or 52.3% compared to the nine months ended September 30, 2011. The increase was primarily attributable to increases in the legal and accounting fees and other professional consulting expenses we incurred as a public company in 2012.

In the three months ended September 30, 2012, other general and administrative expenses increased by $64,000 or 256.0% compared to the three months ended September 30, 2011. The increases were primarily attributable increased travel and entertainment costs, other miscellaneous taxes and office expenses as we expanded our business in 2012. During the nine months ended September 30, 2012, other general and administrative expenses increased by $138,000 or 67.7% compared to the nine months ended September 30, 2011, and were primarily attributable to an increase in related to increased travel and entertainment costs, miscellaneous other taxes and office expenses and public company related expenses.

Income from operations. For the three months ended September 30, 2012, income from operations was $761,000 as compared to the income from operation of $1,340,000 for the three months ended September 30, 2011, a decrease of $579,000 or 43.2%. For the nine months ended September 30, 2012, income from operations was $1,317,000 as compared to $3,197,000 for the nine months ended September 30, 2011, a decrease of $1,879,000 or 58.8%. The decrease was primarily because the decrease in gross profit and increase in research and development expenses and general and administrative expenses.

Other expenses. For the three months ended September 30, 2012, other expenses amounted to $599,000 as compared to other expenses of $249,000 for the three months ended September 30, 2011, an increase of $350,000 or 140.5% as a result of the increase in interest expense as a result of more bank loans that we borrowed in 2012. For the nine months ended September 30, 2012, other expenses amounted to $1,658,000 as compared to other expenses of $674,000 for the nine months ended September 30, 2011, an increase of $984,000 or 146.1% as a result of the increase in interest expense as a result of more bank loans that we borrowed in 2012.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code and Hengchang Agriculture is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $18,000 and $11,000 for the three months ended September 30, 2012 and 2011, respectively.  The estimated tax savings due to the Hengchang Agriculture tax exemption for the three months ended September 30, 2012 and 2011 amounted to approximately $26,000 and $294,000, respectively. The income tax expense incurred by Hengjiu was approximately $53,000 and $11,000 for the nine months ended September 30, 2012 and 2011, respectively.  The estimated tax savings due to the Hengchang Agriculture tax exemption for the nine months ended September 30, 2012 and 2011 amounted to approximately $26,000 and $702,000, respectively.

Net income (loss). As a result of the factors described above, our net income for the three months ended September 30, 2012 and 2011 was $143,000 and $1,080,000, respectively, a decrease of $936,000 or 86.7%. The decrease was primarily due to the decrease in our gross profit and increase in our research and development expenses, general and administrative expenses and interest expenses. As a result of the factors described above, our net income (loss) for the nine months ended September 30, 2012 and 2011 was $(394,000) and $2,512,000, respectively, a decrease of $2,905,000 or 115.7%. The decrease was primarily due to the decrease in our gross profit and increase in our research and development expenses, general and administrative expenses and interest expenses.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $(141,000) and $404,000 for the three months ended September 30, 2012 and 2011, respectively. We reported a foreign currency translation gain of $259,000 and $1,184,000 for the nine months ended September 30, 2012 and 2011, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income (loss). For the three months ended September 30, 2012 and 2011, we reported comprehensive income (loss) of $2,000 and $1,484,000, respectively were derived from the sum of our net income of $143,000 plus foreign currency translation loss of $141,000 in the three months ended September 30, 2012 and net income of $1,080,000 plus foreign currency translation gains of $404,000 in the three months ended September 30, 2011, respectively. For the nine months ended September 30, 2012 and 2011, we reported comprehensive income (loss) of $(134,000) and $3,696,000, respectively were derived from the sum of our net loss of $393,000 plus foreign currency translation gains of $259,000 in the nine months ended September 30, 2012 and net income of $2,512,000 plus foreign currency translation gains of $1,184,000 in the nine months ended September 30, 2011, respectively.

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

At September 30, 2012, our balance of cash was $20,283,258 comparing to $6,949,341 as of December 31, 2011. The increase in our cash balance was attributable to the net cash provided by operating activities and financing activities and partially offset by the net cash used in investing activities. Majority of these funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance higher level of inventories,
●	an increase in working capital requirements to lease farm lands for crop cultivations
●	addition of administrative and sales personnel as the business grows,
●	increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	development of new products in the seed industry to complement our current products,
●	the cost of being a public company and the continued increase in costs due to governmental compliance activities,
●	capital expenditures for construction of plant facilities and machinery and equipments, and
●	capital requirements to obtain a seed production license.

Changes in our working capital position are summarized as follows:

	September 30, 2012	December 31, 2011	Increase
Current assets	$92,631,476	$83,617,885	$9,013,591
Current liabilities	59,098,509	54,741,939	4,356,570
Working capital	$33,532,967	$28,875,946	$4,657,021

Our working capital increased approximately $4,657,000 primarily attributable to:

●	a net increase in cash and cash equivalent of approximately $13,334,000;
●	an increase in prepaid VAT taxes of approximately $1,305,000;
●	a net increase in inventories of approximately $21,630,000;
●	an increase in deferred inventory cost of $4,483,000; and
●
a decrease in advances from customers of $7,082,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy; and

Offset by:

●	a net decrease in accounts receivable of approximately $21,611,000
●	a decrease in advance payments to suppliers of approximately $10,279,000
●	an increase in loan payable of approximately $5,452,000;
●	an increase in accounts payable of approximately $3,835,000; and
●	an increase in due to related parties of approximately $1,366,000

We require capital to purchase corn inventory and fund our working capital needs. During the nine months ended September 30, 2012 and 2011, pursuant to loan agreements, we borrowed approximately $18,017,000 and $40,270,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $12,643,000 and $26,437,000 of the loan during the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012 and December 31, 2011, loans payable consisted of the following:

	September 30, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in November 2012 with annual interest at the banks base interest rate plus 50% (9.84% and 9.47% at September 30, 2012 and December 31, 2011, respectively) secured by assets of the Company.	$10,104,200	$4,713,498

Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011)	-	12,569,328

Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the banks base interest rate plus 20% (7.57% at September 30, 2012)	12,630,249	-

	$22,734,449	$17,282,826

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$2,121,966	$(17,919,208)
Cash flows (used in) provided by investing activities	$(2,626,543)	$2,451,061
Cash flows provided by financing activities	$13,822,745	$16,781,490
Effect of exchange rate on cash	$15,749	$443,579
Net increase in cash and cash equivalents	$13,333,917	$1,756,922

Net cash flow provided operating activities was $2,121,966 for the nine months ended September 30, 2012 as compared to net cash flow used in operating activities was $17,919,208 for the nine months ended September 30, 2011.

Net cash flow used in operating activities for the nine months ended September 30, 2012 was mainly due to

●
Net loss of $393,507, changes in operating assets and liabilities consisting primarily of, an increase in prepaid VAT taxes of approximately $ 1,293,000, an increase in inventories of $21,537,000, an increase in deferred inventory costs of $608,000 and a decrease in advances from customers of $7,230,000 and;

●
Offset by adjusted for the add back of non-cash items such as depreciation and the amortization of land use rights of $744,000, and changes in operating assets and liabilities consisting of a decrease in accounts receivable of approximately $21,793,000, a decrease in advances to suppliers of approximately $10,370,000.

Net cash flow used in operating activities for the nine months ended September 30, 2011 was mainly due to:

●
Changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $4,231,000, an increase in inventories of $5,012,000, and increase in prepaid and other current assets of $611,000, an increase in advance payments to suppliers of $13,449,000, and a decrease in accounts payable of $2,697,000 and

●
Offset by net income of $2,512,000, adjusted for the add back of non-cash items such as $390,000 of depreciation and the amortization of land use rights of $61,000, a decrease in prepaid taxes of $448,000, an increase in VAT and service taxes payable of $665,000, and a decrease in advances from customers of $3,975,000.

Net cash flow used in investing activities was approximately $2,627,000 for the nine months ended September 30, 2012 as compared to net cash provided by investing activities of approximately $2,451,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we purchased property and equipment for approximately $687,000 and intangible assets of approximately $566,000. We made payments for construction in progress of $1,422,000. During the nine months ended September 30, 2011, we collected loans receivable of $3,074,000 and make payments for the purchase of property and equipment and land use rights of $469,000. Additionally, we also invested in a related party company for $154,000.

Net cash flow provided by financing activities was approximately $13,823,000 for the nine months ended September 30, 2012 as compared to net cash flow provided by financing activities of approximately $16,781,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we received proceeds from short-term bank loan of approximately $18,017,000 and capital contribution from our CEO and COO of approximately $7,112,000. We repaid short-term bank loan of approximately $12,643,000. We made payments of $316,000 for deposit on loan guarantee agreement. During the nine months ended September 30, 2011, we received proceeds from bank loan of $40,270,000, and offset by the payment of loans of $26,437,000 and we also received capital contributions of $3,074,000 from our CEO and COO. Additionally, we also made payments for related party advances of $126,000.

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2012, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	5 years +
Contractual obligations:
Accounts payable	$4,379	$4,379	$-	$-	$-
Loan payable	22,734	22,734	-	-	-
Construction and equipment (1)	4,915	4,915	-	-	-
Land lease	79,137	5,215	10,430	10,430	53,062
Total Contractual Obligations:	$111,165	$37,243	$10,430	$10,430	$53,062

(1)	Represents estimates future payments for construction costs to build the Grain Storage Construction and Main Office Complex Project.

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

Related Party Transactions

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are caused by timing difference in actual compensation payouts to the directors.

At September 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	September 30, 2012	December 31, 2011
Yushan Wei (controlling person of the Company's majority shareholder and chief executive officer	$4,871,122	$3,479,595
Yufeng Wei (Chief operating officer)	1,212,110	1,228,606
Dore Perler (Director)	3,125	4,375
Megan Penick (Director)	3,125	4,375
Li Changhua (Director)	3,125	9,375
Total	$6,092,607	$4,726,326

Jilin Hengchang Fertilizer Co., Ltd.

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr. Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at September 30, 2012.  Hengchang Fertilizer started its operations in February 2012 and generated minimal profit during the nine months ended September 30, 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by December 31, 2012.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. For the three months ended September 30, 2012 and 2011, we had unrealized foreign currency translation gain (loss) of $(141,052) and $404,437 because of the change in the exchange rate. For the nine months ended September 30, 2012 and 2011, we had unrealized foreign currency translation gain of $258,583 and $1,184,012, because of the change in the exchange rate.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest – rate hedging contracts to manage our exposure to changing interest rates. At September 30, 2012, we had $22.7 million of debt outstanding at a weighted average interest rate of 8.6%. A one percentage change in the weighted average rate would affect annual interest by approximately $227,000.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to a material weakness in our internal control over financial reporting, which is described below.

The management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that there is a material weakness in our internal control over financial reporting as of September 30, 2012. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

●
Due to our business nature, segregation of all conflicting duties may not always be possible and may not be economically feasible and we have not been able to take steps to improve our internal controls over financial reporting. We, however, expect to take steps to implement this plan during the next 12 months.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During fiscal 2011, approximately 87% of our corn sales was from two (2) corporate entities — Nanning Granary Reserve (accounting for 61% of our corn sales) and Liuzhou Granary Reserve (accounting for 26% of our corn sales). Defeng Seed Co., Ltd. purchased approximately 83% of our corn seeds. In addition, for the nine months ended September 30, 2012, three customers accounted for approximately 69.8% of our revenue. We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations.

We rely on a few significant corn and corn seed suppliers, so the decrease of our receipt of corn or corn seeds from one or more of these significant suppliers could have a material adverse impact on our business.

During the year ended December 31, 2011, approximately 31% of our corn and corn supply was from two suppliers —

●	Gongzhuling Jinyu Grain Purchase and Storage Co., Ltd. (accounting for 15% of our total purchases and 18% of corn supply);
●	Niu Miao (corn seed producer) (accounting for 16% of our total purchases and 100% of our corn seed supply).

We have no long-term agreements with our suppliers and a decision by any of these key suppliers to reduce the amount of corn supply provided to us could have a material adverse impact on our business, financial condition and results of operations.

In addition, two suppliers accounted approximately for 74% of the Company’s purchases during the nine months ended September 30, 2012. At September 30, 2012, the Company did not have any outstanding payable to the two suppliers and approximately 97.9 % of the Company’s advance payment to suppliers was made to one of the two suppliers.

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

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.
+ Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSP-2, INC.

Date: November 14, 2012	By:	/s/ Yushan Wei
Yushan Wei, Chief Executive Officer
and Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Yuejun Li
Yuejun Li, Chief Financial Officer
and Principal Accounting Officer