Form 10-K
period 2012-12-31
GSP-2, INC.
filed 2013-04-16
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

As of April 15, 2013, the registrant had 14,233,880 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by references in this Report to “we,” “us,” “our,” “our Company,” or “the Company” are to the consolidated businesses of GSP-2, Inc. and its consolidated subsidiaries. In addition, unless the context otherwise requires and for the purposes of this Report only:

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

Current Operations

As a result of the share exchange, the Company is now a China-based agriculture company which engages in research and genetic development of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. The Company sells high quality agricultural products as raw materials for commercial livestock feed, food production and other renewable energy uses. We plan to change our name to more accurately reflect our new business operations at some point in the future.

We believe that we have developed a unique model for the Chinese agricultural industry. As Chinese governmental policies place more restrictions on the people of China to reduce the size of their families, there are less people to farm the agricultural crops. The Company’s business model is designed to vertically integrate and manage integral aspects of the agricultural process as a producer, processor, marketer and distributor of agricultural products. In addition to the corn cultivation, purchasing and distribution business, the Company also engages in research, and genetic development of the seed used for growing corn. The Company sells corn seed to local seed distributors that in turn sell to the local farmers, and provides a full service facility for farmers when the corn is fully grown and harvested. The Company’s state of the art facilities purchase, separate, store and distribute corn products for the farmers. The Company also plants and harvests corn and rice on our leased land and intends to leases more land with the proceeds from a future financing. The Company serves our well established customer base in Jilin province with its 180 employees. With additional funding, the Company anticipates the expansion of our corn seed research and development effort and the acquisition of additional land rights, farming equipment, storage facilities and additional distribution facilities.

Corporate Structure

We own all of the ordinary shares of Shiny Gold. Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010. Shiny Gold owns all of the share capital of Heng Chang HK. Heng Chang HK owns all of the share capital of Hengchang Business Consultants, a wholly foreign owned enterprise located in the PRC. On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Hengchang Agriculture and Hengjiu (together, the “Operating Companies”) and their respective shareholders. Other than the parties thereto, the material terms and conditions of the Contractual Arrangements entered into with Hengchang Agriculture and the terms and conditions of the Contractual Arrangements with Hengjiu are the same. The following is a summary of each of the Contractual Arrangements:

●
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary. Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies. Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.

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

DESCRIPTION OF BUSINESS

Overview

The Company is a China based agriculture company which engages in research and genetic development of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. The Company sells high quality agricultural products as raw materials for commercial livestock feeding, food production and other renewable energy uses.

The Company has developed a unique model for the Chinese agricultural industry. As Chinese governmental policies place more restrictions on the people of china to reduce the size of their families, there are less people to farm the agricultural crops. The Company’s business model is designed to vertically integrate and manage integral aspects of the agricultural process as a producer, processor, marketer and distributor of agricultural products. In addition to the corn cultivation, purchasing and distribution business, the Company also engages in research, and genetic development of the seed used for growing corn. The Company sells the corn seed to local distributors that, in turn, sells to the local farmers, and provides a full service facility for farmers when the corn is fully grown and harvested. Their state of the art facilities purchase, separate, store and distribute the corn products for the farmers. The Company plants and harvests its leased land and intends to lease more land with the proceeds from future financing. The Company serves its well established customer base in the Jilin province with its 200 employees. With additional funding, the Company anticipates the expansion of its corn seed research and development effort and the acquisition of additional land rights, farming equipment, storage facilities, and additional distribution facilities.

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

Historical Sales & Income Summary

	Fiscal Years Ended December 31,
($ in USD)	2012	2011	2010
Revenue	$86,122	$86,870	$59,321
Gross profit	27,016	19,778	15,641
Net income	$21,259	$16,702	$12,340

Corporate Structure

GSP-2, Inc. owns all of the Ordinary Shares of Shiny Gold. Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010. Shiny Gold owns all of the share capital of Heng Chang HK. Heng Chang HK owns all of the share capital of Hengchang Business Consultants, a wholly foreign owned enterprise located in the PRC. On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of the Operating Companies and their respective shareholders. Other than the parties thereto, the material terms and conditions of the Contractual Arrangements entered into with Hengchang Agriculture and the terms and conditions of the Contractual Arrangements with Hengjiu are the same. The following is a summary of each of the Contractual Arrangements:

●
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary. Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies. Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.

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

The current corporate structure of the Company is as follows:

Foreigner
GSP-2, INC.
Onshore
100%
Offshore
SHINY GOLD HOLDINGS LIMITED
100%
HENG CHANG PRODUCE (HK) INVESTMENTS, LTD.
100%
SIPING HENGCHANG BUSINESS CONSULTANTS CO., LTD.
Slow Walk Agreement
VIE Control
JILIN HENGCHANG FERTILIZER CO., LTD
JILIN HENGCHANG MECHANIZED PLANTING SPCIALITY COOPERATIVE
JILIN HENGCHANG PLANTING SPECIALITY COOPERATIVE
10%
JILIN HENGCHANG AGRICULTURE DEVEOPMENT CO., LTD.
JILIN HENGJIU GRAIN PURCHASE AND STORAGE CO. LTD.
48%
52%
70%
15%
15%
YUFENG WEI
YUSHAN WEI
WENBIAO WEI
SHULAN YU

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

Despite its recent rapid growth, the agricultural industry in China remains at an early stage of modernization, with significant manual labor and less usage of advanced machinery and irrigation than that of developed economies. The Chinese agricultural sector is primarily made up of small, family-oriented farms. In an effort to modernize and promote development of the agricultural industry in China, the Chinese government has provided substantial financial support to agricultural and related business through low interest loans, preferential tax treatments, financial subsidies and other measures (source: Ministry of Agriculture of the P.R.C.). In the meantime, Chinese farmers are increasingly using improved production techniques and products, including hybrid seeds.

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

The increasing demand for corn in China has been partially driven by the increasing demand for animal feed, which in turn has been driven by the significant growth in meat consumption as a result of the recent rapid growth in per capita disposable income in China (source: USA Today). For more than two decades, China was one of the world’s largest net corn exporting countries (source: AgDM newsletter article “Is China about to Drop out of the Corn Export Market?”). However, due to the rapid increase on domestic demand for corn in China, China now exports significantly less corn than it used to and its imports of corn have increased considerably.

We believe production and demand for corn are likely to continue to rise as China’s economy further develops, driven by increasing demands across all major uses of corn. Given limitations on land available for corn production, we believe use of hybrid corn seeds that can produce corn with characteristics such as high yielding drought or pest resistant or high oil content is also likely to continue to increase. As competition for suitable land in China for other crops continues while demand for corn increases, Chinese farmers may be inclined to utilize better production methods to increase yields and to improve the quality and attributes of their corn products. However, there is no guarantee that the production and demand for corn or hybrid corn will grow or increase as we anticipate. We believe that the relatively low corn consumption per capita in China coupled with the rapid increase in domestic demand for corn demonstrates significant potential for China’s corn market to further grow.
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

Our Products

We purchase, store and sell corn and corn seed in China. We currently have the capacity to purchase and store up to 400,000 tons of corn and corn seeds on an annual basis. With respect to our corn business, we purchase fresh corn from farmers during early November of each calendar year. We dry the corn purchased, since such corn contains high moisture levels, and turn the corn into easy-to-store dry corn. After the drying process, the corn contains a safe moisture level and we are able to store the dry corn in our warehouse. The purchasing and drying process generally continues through August. The majority of the dry corn is sold to provincial granaries as food reserve in the Guangxi autonomous area, with the rest being sold to companies in the animal feed industry.

We also breed hybrid corn seeds through seed breeders. We provide the parent seed combinations to the seed breeder and the seed breeder is responsible for breeding the seeds in accordance with a set hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder at harvest. We sell the corn seeds to our customers. Our largest seed customer, Defeng Seed Co., Ltd., accounted approximately for19.5% of our seed sales in 2012, with the rest being sold to local distributors who in turn sold to local farmers.

Corn

We purchase, store and sell corn. We purchase almost all of our corn in Jilin province from local farmers and sell 100% of our corn product to Jilin Dida Starch Biochemical Co., Ltd, Nanning Granary Reserve and Liuzhou Granary Reserve in Guangxi province. Our corn product is primarily used for commercial livestock feed, raw materials for corn starch and a small portion of our corn products are used for renewable energy uses.

Corn Seed

Our corn seed products are not genetically modified. The chart below provides selected summary information about our primary corn seed products:

Name	Resistance	Lodging resistance	Resistance in corn inbred lines	Density	Accumulated temperature	Crop quality	Plant height	Yield	Axial color
Sanyuandeng 28	Medium	Medium	Mid resistance	50 thousand plants/ha.	2800℃	General	2.85m	10.5 thousand kilos/ha.	White
Hengyu 218	Strong	Strong	Highly resistance	55 thousand plants/ha.	2680℃	General	2.70m	14 thousand/ha.	Red
Hengyu 398	Medium	Strong	Highly resistance	50 thousand plants/ha.	2600℃	Fine	2.75 m	14 thousand kilos/ha.	Red
Defeng 77	Medium	Medium	Mid resistance	60 thousand plants/ha.	2700℃	General	2.85 m	11 thousand kilos/ha.	Red

We have the production and planting rights of Sanyuandeng 28, Hengyu218 and Hengyu 398. Sanyuandeng 28 passed the examination and obtained approval from the Shanxi Crop Variety Examination and Approval Committee in 2007 and Hengyu 218 and Hengyu 398 passed the examination and obtained approval from the Jilin Crop Variety Examination and Approval Committee in 2012. The three seeds have been widely planted in Shanxi, Jilin, Liaoning, and Heilongjiang provinces and in certain areas in Inner Mongolia. We are allowed to breed, operate and sell the three seed varieties. In 2012, we contracted a seed producer in Xinjiang province to cultivate seeds for us and we then purchase seeds from the seed producer at harvest. Each of the three seed products has an average selling price of RMB24 ($3.8) per kilogram. We sell our seed products to local seed distributors in Jilin province. Besides Defeng, we believe we are the primary grower and distributor of the four seed varieties in Jilin province. Sanyuandeng 28, Hengyu 218 and Hengyu 398 accounted for approximately 8.6%, 64% and 22.1%, respectively, of our seed sales volume in 2012.

Defeng Seed Co., Ltd. (“Defeng”) has the production and planting rights of Defeng 77. Defeng 77 has been planted in three northeastern provinces and in certain areas in Inner Mongolia. Defeng granted us the breeding rights to Defeng 77 through non-contractual agreements. We are allowed to breed, operate and sell Defeng 77. In 2011, we contracted a seed producer in Xinjiang provinces to cultivate Defeng 77 for us and we purchase seeds from the seed producer at harvest. Defeng 77 has an average selling price of RMB19 ($3.0) per kilogram. We have stopped the production and distribution for Defeng 77 in the summer of 2012 and do not have plans to restart the production and distribution for Dedeng 77 in the near future.  Defeng 77 accounted for approximately 5.3% of our seed sales volume in 2012.

The chart below provides selected summary information about the corn seed varieties that are owned by us but were not in production:

Name	Resistance	Lodging resistance	Resistance in corn inbred lines	Density	Accumulated temperature	Crop quality	Plant height	Yield	Axial color
Hengyu 598	Strong	Strong	Highly resistance	65 thousand plants/ha.	2650℃	Fine	2.85m	14 thousand/ha.	Red
Hengyu 958	Strong	Strong	Highly resistance	60 thousand plants/ha.	2650℃	General	2.75m	1.35 thousand/ha.	Red
Shuangyu 1	Medium	Medium	General	50 thousand plants/ha.	2700℃	General	2.8 m	1.25 thousand kilos/ha.	Red

We expect to start the production and distribution for above seed varieties in 2013.

玉米产区分布图
1、北方春播玉米区
Northern spring planting corn area
2、黄淮平原春夏播玉米区
Yellow River Plain spring and summer planting corn area
3、西南山地丘陵玉米区
Southwestern mountain and hill corn area
4、南方丘陵玉米区
Southern mountain and hill corn area
5、西北内陆玉米区
Northwestern inland corn area
6、青藏高原玉米区
Qinghai-Tibet Plateau corn area
哈尔滨
长春
沈阳
呼和浩特
上海
杭州

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
5. Northwestern inland corn area: 3.5%
6. Qinghai-Tibet plateau corn area: less than 1%

Our general business license includes the permission to distribute crop seeds through whole-sale and/or retail channels. We have a national seed production and distribution license, which entitles us to sell major crop seeds as a crop seed broker to distribute in the PRC. Our seed license is valid through September 9, 2014. To renew our seed license, we are required to maintain a registered capital of at least RMB 30 million (approximately US$4,750,000) and minimum of RMB 10 million (US$1,472,776) in fixed assets. We are also required to have a sales store no less than 500 square meters and at least five seed laboratory technicians, five storage technicians, and five production technicians. The renewal fee and miscellaneous costs are less than US$1,000. We are currently applying for the national seed production and distribution license. The national seed production and distribution license allows us to develop and breed new crop seeds, produce and distribute crop seeds through the P.R.C.

The corn seeding process generally starts in April and lasts through late September of each year. The corn seeds are harvested in October and the seed breeders start reaping corn seeds at that time. Corn seeds are then transported to our headquarters in Jilin province and we start to sell them to seed distributors in Jilin in late November every year. After the distributors purchase corn seeds from us, they typically package the seeds into small bags and sell to local farmers for the coming corn growing season which starts in May. Seed distributors need to have corn seeds packaged and in stock before local farmers start buying seeds after the Chinese New Year (generally in early February). As such, a majority of our corn seed revenue is concentrated in November and December of each calendar year.

Customers

Three customers accounted for approximately 100% and 87%, respectively, of our revenue during the years ended December 31, 2012 and 2011, respectively. All of our customers are located in the PRC. Our major customers are granary reserves in the Guangxi province and a seed company in Jilin province. Below is a list of our largest customers:

●	Jilin Dida Starch Biochemical Co., Ltd.;
●	Guangxi Nanning Granary Reserve;
●	Guangxi Liuzhou Granary Reserve; and
●	Jilin Defeng Seed Co. Ltd.

Jilin Dida Starch Biochemical Co., Ltd.,Guangxi Liuzhou Granary Reserve and Guangxi Nanning Granary Reserve accounted for approximately 100% of our total corn sales. Our contracts with Guangxi Nanning Granary Reserve provides for us to receive payments when the products are delivered. Our contracts with Guangxi Liuzhou Granary Reserve generally require Guangxi Liuzhou Granary Reserve to make 50% of prepayments prior to the products are delivered. Jilin Defeng Seed Co. Ltd. (“Defeng”) accounted for approximately 19.5% of our total seed sales and Defeng is required to make payments when Defeng sells the seeds. No other customer accounted for more than 10% of our sales.

Suppliers

Two suppliers accounted for approximately 59.5% of our purchases during the year ended December 31, 2012. Two suppliers accounted for approximately 30.6% of our purchases during the year ended December 31, 2011.  Prior to December 31, 2010, we primarily purchased our corn directly from local farmers and small local brokers. In 2011, as the demand for our corn product continues to grow, we secured purchase agreements with large companies and brokers in Jilin province to ensure we can meet our customers’ demand. We also purchased our corn seed products from a seed producer we contracted to produce seeds for us in Xinjiang. Below is a list of our largest suppliers:

●	Huanglong Food Industry, Co, Ltd.;
●	Niu Miao (seed producer)
Our purchase agreements generally require us to make a certain amount of prepayments prior to the products being delivered to us. No other suppliers accounted for more than 10% of our purchases in 2012 and 2011.

Research & Development

We believe that our future success depends on our ability to provide high quality and advanced products to our customers. We currently do not have a dedicated research team in-house. We conduct research and development in cooperation with the Corn Research Institute at Jilin Academy of Agricultural Sciences (“Jilin Academy”). On March 1, 2011, we entered into an agreement with Jilin Academy regarding seed research and development. Under the agreement with Jilin Academy, we agreed to utilize Academy’s nationally recognized corn and sorghum seed experts and senior technicians to conduct research and development activities on various seed varieties and we, in turn, will provide financial incentives to Jilin Academy when new crop seeds are approved by national or provincial governmental authorities. For every new crop variety approved at the national level, we will provide 300,000 RMB (approximately $47,000) to Jilin Academy, and for every new crop variety approved at the provincial level, we will provide 200,000 RMB (approximately $31,000) to Jilin Academy as incentives. We will have the primary commercial rights to the crop seeds developed by Jilin Academy under the agreement and Jilin Academy will receive royalty payments when we start to sell the crop seeds. We will pay Jilin Academy 0.2 RMB for every 500 gram crop seeds (approximately $31 for every 500 kilograms) we sell that are developed by Jilin Academy as the royalty payment. If the sales for the crop seeds reaches three million kilograms, we shall pay Jilin Academy additional 500,000 RMB (approximately $78,000). If the accumulated sale for the crop seeds reaches 5.5 million kilograms, we shall pay Jilin Academy another 500,000 RMB (approximately $78,000). When the accumulated sale for the crop seeds reaches 7.5 million kilograms, we shall pay Jilin Academy an additional 500,000 RMB (approximately $78,000).

We entered into a “Hengyu 598 (DF103)” development agreement (the “Hengyu 598 Agreement”) with Dongfeng County Dongxu Agriculture & Science Research Institute (the “Dongxu”). We agreed to provide the research funding (undetermined) to Dongxu and Dongxu agreed to provide new corn seed varieties bred by Dongxu to us Company for further development. The Hengyu 598 Agreement also granted us the sole development right on the new corn seed variety – Hengyu 598. In January 2013, the Company, jointly with Dongxu, obtained the approval for Hengyu 598 from Jilin province.

Additionally, we are developing several new corn seed varieties through an individual seed expert. The research and development process includes four stages: nurturing and selection, review and test approval, area test, and final approval. The entire process takes approximately three to four years and the estimated cost for the project is approximately 8 million RMB (approximately $1.2 million). The primary researcher is an independent individual who resides in Jilin; we have not signed a formal research and development agreement with him and the project arrangements are made through oral agreements. The new varieties are currently in various developing stages. The researcher is in charge of making progress and we will provide capital to the projects in according to the project progress. Our capital investment on this project currently is insignificant. We estimate the future average selling price for the new corn seeds will be approximately 24 RMB (approximately $3.6) per kilogram once they are approved.

To further enhance our research and development effort, we are currently in the process of exploring an opportunity to form a joint venture with an international seed company with strong R&D emphasis. We expect to raise additional capitals to fund the joint venture if we reach the agreement with the international seed company.

Intellectual Property

Many elements of our proprietary information, such as production processes, technologies, know-how and data are not patentable in China. We rely primarily on a combination of trade secrets, trademarks, and confidentiality agreements with employees and third parties to protect our intellectual property.

Growth Strategy

We anticipate growing our business through developing and producing new corn seed varieties, the acquisition of additional land use rights, cultivation of that land, and modernization of farming techniques. We believe that our future success depends on our ability to provide high quality and advanced corn seed products to our customers. Although we currently do not have a dedicated research team in-house, we conduct research and development in cooperation with several research and development institutions and seed experts.  Additionally, we are also exploring an opportunity to start a joint venture with an international seed company in the PRC to further enhance our research and development effort. Once we have new corn seed varieties developed and approved by the government, we will be able to produce and distribute the hybrid corn seeds and increase our market share in the corn seed industry.

We plan to grow corn and rice on our leased land using the mechanized growing technology. We engage qualified and experienced farming professionals to manage the cultivation process for us. We believe the strategy will streamline the corn and rice growing process and help to reduce the growing costs and better control quality of the crops that we grow as we will be able to enjoy the economy of scale and utilize the in house technicians and experts we have to provide crop quality monitoring and control. We signed agreements to lease approximately 7,900 acres of farming land use right in 2012. In the summer of 2012, we began to cultivate and farm and expect to begin cultivating and farming approximately 474.5 acres of the land; the lease payment on the uncultivated land was waived by the lessor. We harvested approximately 1,500 tons of corn and 328 tons of rice and we expect to begin selling the self cultivated corn and rice in 2013. In order to cultivate the entire 7,900 acres of farm land in 2013, we will need to raise funds to meet the additional working capital needs.

Our state of the art facilities are set up to separate, store and distribute the corn products for us and the local farmers. This unique operating process facilitates the sales of the seeds all the way through to the distribution and sales of the harvested corn. Additional growth strategy for us is in our acquisition of land use rights. We anticipate acquiring 17,000 additional land use acreage rights by end of 2014 but have not yet entered into any agreements to acquire this land. With us reaching our ultimate goal to cultivate and harvest more than 50,000 acres of corn by 2016, we will more than double our current volume, and with the increase in efficiency we expect we will continue to increase our profits. However, there is no guarantee that we will be able to achieve such land acquisitions as well as no guarantee that we will achieve the volume, efficiency or profit growth goals that we anticipate above.

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

Marketing and Customer Support

Our product marketing and our customer support are closely linked. The company supplies its seed products to local distributors in Jilin. Distributors then sell the seed products purchased from us to over 100,000 farmers in the Jilin, Liaoning and Heilongjiang provinces. The three provinces are in proximity to each other. We assign 120 agents to Jilin province, 20 to Shanxi province, 42 to Liaoning province and 86 to Heilongjiang province to provide technical and customer supports.

Competition

The agricultural industry in China is highly fragmented, largely regional and competitive. We do expect future competition; however, there is no immediate or direct competitor with us in our corn business, as we are the largest seller in Gongzhuling city. Additionally, starting in 2010, there has been a shortage of corn supply globally and the supply in the PRC is limited. We do not believe we will have difficulty in selling all of our corn crop inventories. We estimate that we have approximately 0.6-0.8% of the corn seed market share in China.

In our seed business, we face competition at three primary levels, including other private Chinese companies, smaller local seed companies, and large multinational hybrid and genetic modified seed producers. Currently, we believe that we can compete effectively with each of these competitors and that we can continue to do so in the future. We estimate that we have approximately 1% of the corn seed market share in China.

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

●
Our core production base is strategically located in the Jilin province in the northern region of China, which is one of the largest corn production areas in China and is highly suited to growing corn and corn seeds due to its geographical and climate conditions.

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

Facilities

Our principal executive offices are located in the Gongzhuling State Agricultural Technology Park. We operate the separation, storage and distribution processes along with the business offices on approximately 42 acres of land. We have nine storage warehouses that can have a total capacity of 400,000 tons of product. All storage facilities are covered with cooling and air circulating systems, and are equipped with electronic grain temperature inspection systems. We also have approximately ¼ mile of rail tracks for distribution purposes that can hold 29 train cars, each which holds approximately 65 tons of corn.

We acquired the land use rights and other fixed assets in Jilin National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011. The Demonstration Park is located on 180,000 square meters of land. The land certificate and property ownership certificate of the Demonstration Park were originally issued in the name of the Seller when the Demonstration Park was first established. Currently, we do not directly own the land use rights, but lease the rights from the Seller. We are in the process of working with the Seller to have the land use rights formally transferred to us and we expect the process will take up to a year to complete. The Demonstration Park is designated for seed research and development purposes, and majority of the land in the Demonstration Park has been used as new seed test plots since 2012.

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

Our operating results likely will fluctuate due to a number of factors, many of which are beyond our control. Our quarterly and annual revenues and costs and expenses as a percentage of our revenues may be significantly different from our historical rates. Our operating results in future quarters may fall below expectations. The industry in which we operate is seasonal in nature. As several of our major corn customers are governmental entities, the timing of their purchases may vary based on the fluctuations in the granary reserve level. The historical sales season of our corn seeds concentrated from October to December. As a result, if we are unable to generate sufficient working capital from cash flow from operations and working capital facilities, we may encounter liquidity difficulties from the period to period, which may harm our operations. The seasonal nature of our business causes our operating results to fluctuate from quarter to quarter. Any unexpected seasonal or other fluctuations could cause the price of our common shares to fall. As a result, you may not rely on comparisons of our quarterly operating results as an indication of our future performance.

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

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We are required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

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

Our President, Chief Executive Officer and Chairman Yushan Wei, exercises significant control over matters requiring shareholder approval through his stock ownership held through Ally Joy Investments, Ltd., an entity over which Mr. Wei maintains voting control. As a result of Mr. Wei’s stock ownership, it may result in the delay or prevent  a change in our control.

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

We rely on three significant customers to purchase our corn and one significant customer to purchase our corn seeds, so the decrease in business from one or both of these significant customers could have a material adverse impact on our business.

During fiscal 2012, 100% of our corn sales was from three corporate entities — Jilin Dida Starch Biochemical Co., Ltd (accounting for 56% of our corn sales), Liuzhou Granary Reserve (accounting for 27% of our corn sales) and Guangxi Nanning Granary Reserve (accounting for 17% of our corn sales). During fiscal 2011, approximately 87% of our corn sales was from two corporate entities — Nanning Granary Reserve (accounting for 61% of our corn sales) and Liuzhou Granary Reserve (accounting for 26% of our corn sales). We have no long-term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Defeng Seed Co., Ltd. purchased approximately 19.5% of our corn seeds.

We have no long-term agreements with our customers and a decision by any of these key customers to reduce the amount of corn supply provided to us could have a material adverse impact on our business, financial condition and results of operations.

We rely on a few significant corn and corn seed suppliers, so the decrease of our receipt of corn or corn seeds from one or more of these significant suppliers could have a material adverse impact on our business.

During the year ended December 31, 2012, approximately 59.5% of our corn and corn seed supply was from two suppliers —

☐	Huanglong Food Industry, Co, Ltd.; (accounting for 25% of our total purchases and 39.7% of corn supply);
☐	Niu Miao (corn seed producer) (accounting for 34.5% of our total purchases and 100% of our corn seed supply).

During the year ended December 31, 2011, approximately 31% of our corn and corn seed supply was from two suppliers —

☐	Gongzhuling Jinyu Grain Purchase and Storage Co., Ltd. (accounting for 15% of our total purchases and 18% of corn supply);
☐	Niu Miao (corn seed producer) (accounting for 16% of our total purchases and 100% of our corn seed supply).

We have no long-term agreements with our suppliers and a decision by any of these key suppliers to reduce the amount of corn supply provided to us could have a material adverse impact on our business, financial condition and results of operations.

Our corn seed growth prospects may be materially and adversely affected if we are unable to develop or acquire new cord seed products

Our corn seed products are upstream products ultimately used by farmers in China. The profitability of our business depends on sustained and recurring orders from our direct customers, which include distributors and other intermediaries. Reorder rates are uncertain due to several factors, many of which are beyond our control. These factors include changing customer preferences, competitive price pressures, failure to develop new products to meet the evolving demands of farmers in China, the development of higher-quality corn seed products by our competitors and general economic conditions. If we are unable to develop or acquire additional corn seed products that meet the demands of farmers in China, or if our competitors develop corn seed products that are favored by farmers in China, our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

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

Our securities should be considered a long-term, illiquid investment. Majority of our Common Stock has not been registered under the Act, and cannot be sold without registration under the Act or any exemption from registration. In addition, our Common Stock is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for the securities, a shareholder will likely find it difficult to liquidate an investment.

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

Our principal executive offices are located in the Gongzhuling State Agricultural Technology Park. The Company operates the separation, storage and distribution processes along with the business offices on approximately 86.5 acres of land. The Company has 9 storage warehouses that can have a total capacity of 400,000 tons of product. All storage facilities are covered with cooling and air circulating systems, and are equipped with electronic grain temperature inspection systems. The Company also has approximately ¼ mile of rail tracks for distribution purposes that can hold 29 train cars, each which holds upwards of 60 to 70 tons of corn. In addition, we have recently signed two 16 years land lease agreements to lease 3000 hectare (approximately 7,413 acres) of corn paddy field and 200 hectare (approximately 494 acres) of rice paddy field.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA.

	2012	2011	2010	2009	2008
Statements of income
Revenues	$86,122,153	$86,870,549	$59,321,013	$53,274,960	$26,541,401
Net income	21,259,294	16,646,683	12,340,025	11,130,492	1,103,589
Net income available to common shareholders*	21,108,854	16,642,149	12,340,025	11,130,492	1,103,589
Earnings per common share
Basic	$1.50	$1.22	$0.96	$0.87	$0.09
Diluted	1.42	1.15	0.96	0.87	0.09
Balance sheets
Total assets	$104,898,590	$110,421,720	$52,969,220	$51,631,441	$18,449,483
Total Liabilities	20,179,544	54,741,939	19,816,359	31,806,056	14,736,758
Long-term obligations	-	-	1,512,447	1,462,587	-
Statements of cash flows
Cash provided (used) by:
Operating activities	$10,525,233	$(14,935,103)	$1,295,633	$18,149,385	$3,196,901
Investing activities	(9,124,355)	(11,396,817)	11,250,271	(18,753,522)	(2,656,368)
Financing activities	2,969,489	20,031,131	(4,820,592)	4,628,644	(21,076)

* During fiscal 2011, the Company sold 752,200 shares of series A preferred stock. The preferred stock holders are entitled to receive dividends at the rate of 10% of the original issuance price $2.00. The dividends are excluded from the net income available to common shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2012, 2011and 2010 should be read in conjunction with the Company’s consolidated financial statements and Notes thereto appearing elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our Products

We purchase, cultivate, store and sell corn, corn seed and rice in China. We currently have the capacity to purchase and store up to 350,000 tons of corn and corn seed on an annual basis. In our corn business, we purchase fresh corn from farmers starting at the beginning of November. We parch the corn purchased which contains a high moisture level to turn it into easy-to-store dry corn with a safe moisture level and store the dry corn in our warehouse. The purchasing and parching process generally continues through August of the following year. A majority of the dry corn is sold to provincial granaries as food reserve in the Guangxi autonomous area with the rest being sold to companies in the animal feed industry. We started cultivating corn and rice on the land we lease in May 2012. We will sell the corn and rice we cultivate. We also breed hybrid corn seeds through seed breeders. We provide the parent seeds to the seed breeder to grow for us under contractual arrangements. The seed breeder is responsible for producing the seeds in accordance to a set of hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder at harvest. We sell the corn seeds to our customers. A significant portion of our corn seeds was sold to Defeng Seed Co., Ltd. with the rest being sold to local distributors who in turn sell to local farmers.

Facilities

Our principal executive offices are located in the Gongzhuling State Agricultural Technology Park. We operate the separation, storage and distribution processes along with the business offices on approximately 42 acres of land. We have nine storage warehouses that can have a total capacity of 400,000 tons of product. All storage facilities are covered with cooling and air circulating systems, and are equipped with electronic grain temperature inspection systems. We also have approximately ¼ mile of rail tracks for distribution purposes that can hold 29 train cars, each of which holds approximately 65 tons of corn.

We acquired the land use rights and other fixed assets in Jilin National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011. The Demonstration Park is located on a 180,000 square meter land. The land certificate and property ownership certificate of the Demonstration Park were originally issued in the name of the Seller when the Demonstration Park was first established. Currently, we do not directly own the land use rights, but lease the rights from the Seller. We are in the process of working with the Seller to have the land use rights formally transferred to us and we expect the process will take up to a year to complete. The Demonstration Park is designated for seed research and development purposes, and majority of the land in the Demonstration Park has been used as new seed test plots since 2012.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Reclassifications

Certain reclassifications, having no effect on the total revenues, operating income, net income, earnings per share or the balance sheet, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s consolidated financial statements. Certain prior year selling expense amounts were reclassified to cost of goods sold the reclassifications were pertaining to reclassification adjustments for certain depreciation expenses from selling expenses to costs of goods sold.

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

Inventories

Inventories, consisting of raw materials, work in progress and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

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

Income Taxes

We are governed by the Income Tax Law of the People’s Republic of China. We account for income taxes using the liability method prescribed by ASC 740 “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence; it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended December 31, 2012 and 2011, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-05 - Foreign Currency Matters (Topic 830) – “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This amendment was issued to address diversity in practice related to the timing and amount of cumulative translation adjustment released into net income upon the occurrence of certain events. The amendment will be effective for the Company in its fiscal year commencing January 1, 2014. The Company has not yet determined what effect, if any, the adoption of this standard will have on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

The following table sets forth the results of our operations for the years indicated as a percentage of net revenues (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage
Net revenues	$86,122	100.0%	$86,871	100.0%	$59,321	100.0%
Cost of revenues	59,107	68.6%	67,093	77.2%	43,680	73.6%
Gross profit	27,015	31.4%	19,778	22.8%	15,641	26.4%
Operating expenses	3,816	4.4%	2,126	2.5%	3,152	5.3%
Income from operations	23,199	26.9%	17,652	20.3%	12,489	21.1%
Other expenses	1,940	2.3%	950	1.1%	149	0.3%
Income before provision for income taxes	21,259	24.7%	16,702	19.2%	12,340	20.8%
Provision for income taxes	-	-%	55	0.1%	0	0.0%
Net income	$21,259	24.7%	$16,647	19.1%	$12,340	20.8%
Preferred stock dividend	150	0.2%	5	0.0%	0	0.0%
Net income available to common shareholders	$21,109	24.5%	$16,642	19.1%	$12,340	20.8%
Other comprehensive income:
Foreign currency translation adjustment	442	0.5%	1,636	1.9%	987	1.7%
Comprehensive income	$21,701	25.2%	$18,283	21.0%	$13,327	22.5%

Results of Operations for the Year ended December 31, 2012 Compared to the Year ended December 31, 2011

Revenues. For the year ended December 31, 2012, we had net revenues of $86,122,000, as compared to net revenues of $86,871,000 for the year ended December 31, 2011, a decrease of 0.9%. Revenue and changes for each product line is summarized as follows (dollars in thousands):

	Years Ended December 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
Corn	$39,766	$57,043	$(172,77)	(30.3)%
Corn seeds	42,926	29,404	13,522	46.0%
Others	3,430	424	3,006	709.0%
Total revenues	$86,122	$86,871	$(749)	(0.9)%

The decrease in revenues from the sale of corn was primarily attributable to the decrease in sales volume from 2011 to 2012. For the year ended December 31, 2012, we sold approximately 120,468 metric tons of corn compared to 181,372 metric tons for the year ended December 31, 2011, a decrease of approximately 60,904 metric tons or 33.6%. The average per metric ton selling price increased by approximately $15.6 or 5.0% from approximately $314.5 per metric ton for the year ended December 31, 2011 to approximately $330.1 per metric ton for the year ended December 31, 2012. The increase in our average per metric ton selling price was primarily due to the overall increase in the PRC corn market price. The significant decrease in sales volume in 2012 was because several of our major customers in Guangxi province reduced their purchases from us in 2012. As the northeast region of China experienced unfavorable weather conditions in 2012, the corn price in the northeast region increased in the second and third quarter of 2012. However, the corn price in the southern part of China did not react as quickly. We delayed signing of corn sales contracts and/or shipping our corn products during the first nine months of 2012 in anticipation of the better market price in southern China in the fourth quarter but our customers in southern China (i.e. Guangxi province) did not place as many orders as we had expected. As a result, our revenue decreased in 2012.

The increase in revenues from the sale of corn seed during the year ended December 31, 2012 was attributable to the increase in sales volume from 2011 to 2012 and increase in the sales prices. For the year ended December 31, 2012, we sold 11,461 metric tons of corn seeds compared to 10,243 metric tons for the year ended December 31, 2011, an increase of 1,218 metric tons or 11.9%. The average per metric ton selling price increased by approximately $872.5 or 30.4% from approximately $2,870.6 per metric ton for the year ended December 31, 2011 to approximately $3,743.1. We increased our corn seed product varieties to four varieties and introduced newer and better products to the market in 2012. Our new seed products, Shanyuandeng 28, Hengyu 218, and Hengyu 598 were well received in the market and we were able to charge higher prices on our new products. Additionally, we continued to diversify our customer base and increase number of customers. As we had more customers purchased in smaller quantities, we did not provide bulk sales discount to our seed customers in 2012. Shanyuandeng 28, Hengyu 218, Hengyu 398 and Defeng 77 accounted for approximately 8.6%, 64%, 22.1% and 5.3%, respectively, for our corn seed sales in 2012.

We generated other revenue from sales of cottonseed meal and the corn storage services we provided to a food processer. For the year ended December 31, 2012, we generated other revenue from the sale of cottonseed meal and the corn storage services in the amount of approximately $3,206,000 and $225,000, respectively. We trade various other grains from time to time as the opportunities arise. The sale of other grains is dependent upon the season and how well if we are able to purchase and sell the grains at a profitable price; it is limited by our requirement for labor resources, storage facilities and working capital related to the sale of corn and may vary depending on our capacity. Accordingly, it generally takes us more effort to purchase and sell other grains than corn. We generate approximately $424,000 of other revenue from corn storage services for the year ended December 31, 2011.

Cost of revenues. Cost of revenues decreased by $ 7,986,000 or 11.9%, from $67,093,000 for the year ended December 31, 2011 to $59,107,000 for the year ended December 31, 2012 and was primarily attributable to the decrease in corn cost and partially offset by increase in corn seed, cottonseed meal and storage service costs.

Our corn costs were approximately $36,775,000 for the year ended December 31, 2012 and $52,151,000 for the year ended December 31, 2011. The average per metric ton corn costs price increased by approximately $17.8 or 6.2% from approximately $287.5 per metric ton for the year ended December 31, 2011 to approximately $305.3 per metric ton for the year ended December 31, 2012. The increase in the corn unit cost was primarily due to the increases in corn purchase price and increased depreciation expenses on corn storage facility in 2012. As the U.S has experienced one of the worst draughts in the Midwest in the summer of 2012 and the northeast region in the PRC experienced unfavorable weather conditions, the corn price in the PRC increased accordingly.

The corn seed costs were approximately $1,813 per metric tons for the year ended December 31, 2012. Our corn seed costs were approximately $19,983,000 for the year ended December 31, 2012. The corn seed costs were approximately $1,350 per metric tons for the year ended December 31, 2011. Our corn seed costs were approximately $14,852,000 for the year ended December 31, 2011. The 34% increase in corn seed unit cost was primarily due to increase parental seed prices and usage and labor and materials used in the new seed product cultivation process.

Cost of goods sold related to other revenue in 2012 and 2011 was primarily related to the cottonseed meal costs and amortization on our storage facility rented by our customer and related sales taxes. For the year ended December 31, 2012, cost of goods sold for cottonseed meal and storage services were approximately $2,306,000 and $42,000, respectively. For the year ended December 31, 2011, cost of goods sold for cottonseed meal and storage services were approximately $0 and $90,000, respectively.

Gross profit and gross margin. Our gross profit was $27,016,000 for the year ended December 31, 2012 as compared to $19,778,000 for the year ended December 31, 2011, representing gross margins of 31.4% and 22.8%, respectively. The increase in our gross margin percentage was mainly attributable to higher gross margin in our corn seed business and partially offset by the decrease in the gross margin from our corn business. Gross margin percentages by product line are as follows:

	For the Years Ended December 31,
	2012	2011
Corn	7.5%	8.6%
Corn seeds	53.4%	49.5%
Other	31.6%	78.8%
Overall gross profit %	31.4%	22.8%

The gross profit margin percentage for our corn business decreased to 7.5% for the year ended December 31, 2012 from 8.6% for the year ended December 31, 2011. While the corn price increased in the market during the first and second quarter of 2012, we had to fulfill previously signed contracts with sales prices that were pre-determined prior to the increase in corn market price. Additionally, we also had increased corn storage facility depreciation costs in 2012.

The gross margin percentage for the sale of corn seed was 53.4% and 49.5% in the year ended December 31, 2012 and 2011, respectively.

The gross margin percentage for other-cottonseed meal and other-storage service revenue were 28.1% and 81.3%, respectively, in the year ended December 31, 2012. The gross margin percentage for other-cottonseed meal and other-storage service revenue were 0% and 78.8%, respectively, for the year ended December 31, 2011.

Research and development expenses. Research and development costs, which consist of fees incurred for third party seed experts for research and development related activities conducted for the Company and the depreciation and amortization expenses incurred on the Demonstration Park which was designated for use in seed related research and development activities, totaled $705,000 for the year ended December 31, 2012. We have started conducting research and development activities related to corn seeds in the Demonstration Park and other locations in 2012.

Selling expenses. Selling expenses were $1,025,000 for the year ended December 31, 2012 and $622,000 for the year ended December 31, 2011, an increase of $403,000 or 64.8%. Selling expenses consisted of the following (in thousands):

	For the Years Ended December 31,
	2012	2011
Shipping and freight	$642	$378
Storage, packaging, and handling	118	187
Diesel	5	18
Other	260	39
	$1,025	$622

In the year ended December 31, 2012, shipping and freight expenses increased by $264,000 or 69.8% as compared to the year ended December 31, 2011. The increases were primarily due to the increase in our corn seed shipping costs from Xinjiang to our warehouse and cottonseed meal sales. Our cottonseed meal customers generally required us to pay for the shipping and freight expenses.

Storage, packaging and handling fees mainly include warehouse management fees and the corn and corn seed packaging and handling fees. The fees decreased by $69,000 or 36.9% in the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decreased was primarily due to decrease in the storage, packaging and handling fees related to our corn sales as we had a decrease in our corn sales.

In the year ended December 31, 2012, diesel expense decreased by $13,000 or 72.2% as compared to the year ended December 31, 2011. We own twenty-one trucks, which were mainly used to ship corn from the storage facilities to the railway station. For the year ended December 31, 2012, the decrease was primarily because we made less corn sales and more customers picked up their own products or paid for the shipment of the corn and accordingly, diesel expense decreased and remained insignificant.

In the year ended December 31, 2012, other selling expenses increased by $221,000 or 566.7% as compared to the year ended December 31, 2011. The increases were the increased sales activities related to cottonseed meal sales and corn seed sales in 2012. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $2,086,000 for the year ended December 31, 2012, as compared to $1,504,000 for the year ended December 31, 2011, an increase of $582,000 or 38.7%. General and administrative expenses consisted of the following (in thousands):

	For the Years Ended December 31,
	2012	2011
Compensation and related benefits	$677	$478
Depreciation and amortization	234	179
Professional fees	641	488
Others	534	359
	$2086	$1,504

In the year ended December 31, 2012, compensation and related benefits increased by $199,000 or 41.6% as compared to the year ended December 31, 2011. The increase was primarily attributable to increased in the number of administrative staff and the average salary rate for our administrative staff. Additionally, the compensation expenses for directors serving on our board were for the full year of 2012 as compared to partial year of compensation expenses for the directors in 2011.

For the year ended December 31, 2012, depreciation and amortization expenses increased by $55,000 or 30.7% compared to the year ended December 31, 2011. The increase was primarily due to increased fixed assets in use and partially offset by certain fixed assets previously classified for general administrative uses were reassigned to be used for either storage or research and development functions and the related expenses was included in either cost of goods sold or research and development expenses categories in 2012.

In the year ended December 31, 2012, professional fees increased by $153,000 or 31.3% compared to the year ended December 31, 2011. The increase was primarily attributable to increases in the legal and accounting fees and other professional consulting expenses we incurred as a public company in 2012.

During the year ended December 31, 2012, other general and administrative expenses increased by $175,000 or 48.7% compared to the year ended December 31, 2011, and were primarily attributable to an increase in related to increased travel and entertainment costs, miscellaneous other taxes and office expenses and public company related expenses.

Income from operations. For the year ended December 31, 2012, income from operations was $23,199,000 as compared to $17,652,000 for the year ended December 31, 2011, an increase of $5,548,000 or 31.4%. The increase was primarily because the increase in gross profit and partially offset by the increase in research and development expenses and general and administrative expenses.

Other expenses. For the year ended December 31, 2012, other expenses amounted to $1,940,000 as compared to other expenses of $949,000 for the year ended December 31, 2011, an increase of $991,000 or 104.3% as a result of the increase in interest expense as a result of our weight average bank loan outstanding amount was higher in 2012.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code and Hengchang Agriculture is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $0 and $55,000 for the year ended December 31, 2012 and 2011, respectively. The estimated tax savings due to the Hengchang Agriculture tax exemption for the year ended December 31, 2012 and 2011 amounted to approximately $5,595,000 and $4,279,000, respectively.

Net income. As a result of the factors described above, our net income for the year ended December 31, 2012 and 2011 was $21,259,000and $16,647,000, respectively, an increase of $4,612,000 or 27.7%. The increase was primarily due to the increase in our gross profit generated from corn seed and cottonseed meal sales and partially offset by the decrease in the gross profit generated by our corn sales and the increase in our research and development expenses, general and administrative expenses and interest expenses.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $442,000 and $1,636,000 for the year ended December 31, 2012 and 2011, respectively. This non-cash gain had the effect of increasing our reported comprehensive income

Comprehensive income. For the year ended December 31, 2012 and 2011, we reported comprehensive income of $21,702,000 and $18,283,000, respectively were derived from the sum of our net income of $21,259,000 plus foreign currency translation gains of $442,000 in the year ended December 31, 2012 and net income of $16,647,000 plus foreign currency translation gains of $1,636,000 in the year ended December 31, 2011, respectively.

Results of Operations for the Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Revenues. For the year ended December 31, 2011, we had net revenues of $86,871,000, as compared to net revenues of $59,321,000 for the year ended December 31, 2010, an increase of 46.4%. Revenue and changes for each product line is summarized as follows (dollars in thousands):

	Years Ended December 31,
	2011	2010	Increase	Percentage Change
Corn	$57,043	$46,044	$10,999	23.9%
Corn seeds	29,404	13,277	16,127	121.5%
Other	424	-	424	100%

Total revenues	$86,871	$59,321	$27,550	46.4%

The increase in revenues from the sale of corn was primarily attributable to an increase in sales price from 2010 to 2011 and particularly offset by the decrease in sales volume. The average per metric ton selling price increase by approximately $65.2 or 26.2% from approximately $249.3 per metric ton for the year ended December 31, 2010 to approximately $314.5 per metric ton for the year ended December 31, 2011. For the year ended December 31, 2011, we sold approximately 181,372 metric tons of corn compared to 184,692 metric tons for the year ended December 31, 2010, a decrease of approximately 3,320 metric tons or 1.8%. The two Guangxi National Granary Reserves, Naning Grain Storage Center and Liuzhou Grain Storage Center made large orders in the first half of 2010. According to Document [2009] No. 2969, issued by four China State Agencies, National Development and Reform Commission, Ministry of Finance People Republic of China, State Administration of Grain and Agricultural Development Bank of China in November 2009, the two Guangxi National Granary Reserves were permitted to purchase as much corn as they can at a price of $224 (rmb1500) per metric ton from December 1, 2009 to May 10, 2010. In addition, the National Granary Reserves enjoyed government subsidies of approximately $10 (70 RMB) per metric ton as long as the corn was delivered to the Granaries before June 30, 2010. Based on the large orders from the two National Granary Reserves, we were able to raise our sales of corn in 2010. In 2011, the two Guangxi National Granary Reserves resumed their regular purchases activities and the purchase order from the two granary reserves were reduced by approximately 11%. The decrease in 2011 was partially offset by orders we received from privately owned enterprises. Due to inflation in China, agriculture products prices such as corn prices have risen since 2010. We expect to continue to diversify our customer base and improve our corn sales in 2012.

The increase in revenues from the sale of corn seed was primarily attributable to an increase in sales price from 2010 to 2011 by 106.7%. We entered into two seed use right agreements (“Seed Use Right Agreements”) with Jilin Defeng Seed Co, Ltd. (“Defeng”) in February 2011. Under PRC law, production of main crop parental seeds requires a Seed Production License, which may be obtained by the entity that entrusts the seeds production or the entity that is entrusted to conduct the production. Defeng Seed Co., Ltd. (“Defeng”) has the production and planting rights of all four of our products; the four seeds have passed the examination and obtained approval from the Jilin Crop Variety Examination and Approval Committee. Through the Seed Use Right Agreement, we have joint use rights to Defeng 359 and Hongyu 29 two seed varieties with Defeng. Under the Seed Use Right Agreements, we paid Defeng a total of 3.0 million RMB (approximately $463,000) and Defeng provides us with parent seeds and the technical support to enable us to breed the seeds for commercial resale. Defeng also granted us seed use rights to Defeng 10 and Defeng 77 through non contractual agreements. We are allowed to breed, operate and sell the four seed varieties through the contractual and non contractual agreements with Defeng. The four seeds have been widely planted in three northeastern provinces and in certain areas in Inner Mongolia. We signed a seed production agreement with a seed producer in Xinjiang in February 2011 to produce seeds for us and we purchased all seeds produced from them at agreed prices at harvest. The seed producer used parental seeds provided by us and followed a certain set of standards to cultivate seeds for us. We cultivated approximately 11,000 metric tons of corn seeds and each of our seed products has an average selling price of RMB18,600 or approximately $2,873 per metric ton in 2011. Approximately 83 % of our seed products were sold to Defeng with the rest sold local seed distributors in Jilin province. Defeng 359, Hongyu 29, Defeng 10 and Defeng 77 accounted for approximately 32%, 21%, 16% and 30%, respectively, of our current annual seed sales volume in 2011. Our corn seed revenue has concentrated in the 4th quarter of every calendar year. The corn seeds are harvested in October and the seed breeders start reaping corn seeds at that time and we start to sell them to seed distributors in Jilin in late November every year. After the distributors purchase corn seeds from us, they typically package the seeds into small bags and sell to local farmers for the coming corn growing season which starts in May. Seed distributors need to have corn seeds packaged and in stock before local farmers start buying seeds after the Chinese New Year (generally in early February). As such, a majority of our corn seed revenue is concentrated in November and December of each calendar year.

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

Cost of sales. Cost of sales increased by approximately $23,413,000, or 53.6%, from $43,680,000 for the year ended December 31, 2010 to $67,093,000 for the year ended December 31, 2011 and was primarily attributable to the increase in corn unit cost and corn seed costs. Our corn costs were approximately $52,151,000 in 2011 and $41,539,000 in 2010. The corn unit cost increased 27.8% from approximately $224.9 per metric ton in 2010 to approximately $287.5 per metric ton in 2011. The increase in corn unit cost was due to increase in corn market price and inflation in the P.R.C.

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

Gross profit and gross margin. Our gross profit was $19,778,000 for year ended December 31, 2011 as compared to $15,641,000 for the year ended December 31, 2010, representing gross margins of 22.8% and 26.4%, respectively. The decrease in our gross margin percentage was mainly attributable to the decrease in our corn seed business as a percentage of our total revenue. Additionally, we also had a slight decrease in the gross margin from our corn business.  Gross margin percentages by product line are as follows:

	For the Years ended December 31,
	2011	2010
Corn	8.6%	9.9%
Corn Seeds	49.5%	83.9%
Other	78.8%	-%

Overall gross profit %	22.8%	26.4%

The gross profit margin percentage for our corn business decreased to 8.6% for the year ended December 31, 2011 from 9.9% for the year ended December 31, 2010. During the year ended December 31, 2010, we paid the railway freights and added the freight into the sales invoices issued to two of our major National Granary Reserves customers. For the year ended December 31, 2011, the majority of our customers paid the shipping and freight charges directly to the shipper or had us submit the freight invoice for compensations directly and had not included the freight into the total sales price. Excluding the effect from freight charges in the selling price, the gross profit margin from the sale of corn in 2010 was approximately 6.2% as compared to 8.6% in 2011.

The gross margin percentage for the sale of corn seed was 49.5% in 2011 as compared to 83.9% in 2010, a 34.4% decrease. The decrease in corn seed gross margin was due to the increase in the cost of corn seed per metric ton from $1,315 in 2011 and $200 in 2010, respectively per metric ton and our selling price per metric ton was approximately $2,871 in 2011 and $1,328 in 2010, respectively. The gross margin percentage for other revenue was 78.8% during the year ended December 31, 2011.

The gross margin percentage for other revenue was 78.8% in 2011 or approximately $334,000 and primarily related to the gross profit we generated from leasing our storage space to our customers.

Selling expenses. Selling expenses were $622,000 for the year ended December 31, 2011 and $2,606,000 for the comparable year in 2010, a decrease of $1,984,000 or 76.1%.  Selling expenses consisted of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Shipping and freight	$378	$2,351
Storage, packaging , and handling	187	185
Diesel	18	37
Other	39	33
	$622	$2,606

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

Storage, packaging and handling fees mainly include warehouse management fees and the corn packaging and handling fees. The costs remained materially consistent in 2011 and 2010.

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

General and administrative expenses. General and administrative expenses amounted to $1,504,000 for the year ended December 31, 2011, as compared to $546,000 for the year ended December 31, 2010, an increase of $958,000 or 175.5%. General and administrative expenses consisted of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Compensation and related benefits	$478	$169
Depreciation and amortization	179	175
Professional fees	488	5
Other taxes	101	28
Other	258	169
	$1,504	$546

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

In 2011, other general and administrative expenses increased by $89,000 or 52.7%, and were primarily attributable to an increase in related to office expenses, public company related expenses and other miscellaneous expenses.

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

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,636,000 and $987,000 for the years ended December 31, 2011 and 2010, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the years ended December 31, 2011 and 2010, comprehensive income of $18,283,000 and $13,327,000, respectively were derived from the sum of our net income of $16,647,000 plus foreign currency translation gains of $1,636,000 in 2011 and net income of $12,340,000 plus foreign currency translation gains of $987,000 in 2010, respectively.

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

At December 31, 2012, our balance of cash was $11,371,975 comparing to $6,949,341 as of December 31, 2011. The increase in our cash balance was attributable to the net cash provided by operating activities and financing activities and partially offset by the net cash used in investing activities. Majority of these funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance higher level of inventories,
●	an increase in working capital requirements to lease farm lands for crop cultivations
●	addition of administrative and sales personnel as the business grows,
●	increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	development of new products in the seed industry to complement our current products,
●	the cost of being a public company and the continued increase in costs due to governmental compliance activities,
●	capital expenditures for construction of plant facilities and machinery and equipments, and
●	capital requirements to obtain a seed production license.

Changes in our working capital position are summarized as follows:

	December 31, 2012	December 31, 2011	Increase (Decrease)
Current assets	$71,506,310	$83,617,885	$(12,111,575)
Current liabilities	20,179,544	54,741,939	34,562,395
Working capital	$51,326,766	$28,875,946	$24,450,820

Our working capital increased approximately $24,451,000 primarily attributable to:

●	a net increase in cash and cash equivalent of approximately $4,423,000;
●	a decrease in accounts payable of approximately $361,000;
●	a decrease in loan payable of approximately $4,063,000;
●	a decrease in facility construction payable of approximately $2,277,000; and
●
a decrease in advances from customers of $28,333,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy; and

Offset by:

●	a net decrease in accounts receivable of approximately $5,914,000
●	a decrease in advance payments to suppliers of approximately $11,651,000
●	a decrease in deferred inventory costs of approximately $471,000;

We require capital to purchase corn inventory and fund our working capital needs. During the years ended December 31, 2012 and 2011, pursuant to loan agreements, we borrowed approximately $40,824,000 and $51,286,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $45,017,000 and $35,838,000 of the loan during the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, loans payable consisted of the following:

	December 31, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in November 2012 with annual interest at the banks base interest rate plus 50% (9.00% at December 31, 2011, respectively) secured by assets of the Company.	$-	$4,713,498
Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011).	-	12,569,328
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at December 31, 2012) secured by assets of the Company..	6,966,324	-
Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the banks base interest rate plus 20% (7.38% at December 31, 2012) secured by assets of the Company..	6,253,859	-
	$13,220,183	$17,282,826

We believe that our current levels of cash, cash flows from operations, and bank/related party borrowings, will be sufficient to meet our anticipated organic growth cash needs for at least the next 12 months. However, we will need additional cash resources in the future if we experience changed business conditions, business expansion or other developments. We will also need additional cash resources in the future if we find and wish to pursue opportunities for investment, and other acquisitions, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$10,525,232	$(14,935,103)	$1,295,633
Cash flows provided by (used in) investing activities	$(9,124,355)	$(11,396,817)	$11,250,271
Cash flows provided by (used in) financing activities	$2,969,489	$20,031,131	$(4,820,592)
Effect of exchange rate on cash	$52,267	$382,993	$358,145
Net increase (decrease) in cash and cash equivalents	$4,422,634	$(5,917,796)	$8,083,457

Years ended December 31, 2012 and 2011

Net cash flow provided by operating activities was $10,525,233 for the year ended December 31, 2012 as compared to net cash flow used in operating activities was $14,935,103 for the year ended December 31, 2011.

Net cash flow provided by operating activities for the year ended December 31, 2012 was mainly due to:

●
Net income of $21,259,000, adjusted for the add back of non-cash items such as depreciation and the amortization of land use rights of $1,156,000, changes in operating assets and liabilities consisting primarily of, a decrease in accounts receivable of $6,163,000, and a decrease in advances from customers of $11,047,000 and;

●	Offset by changes in operating assets and liabilities consisting of an increase in inventories of $967,000, and a decrease in advances to suppliers of approximately $28,540,000.

Net cash flow used by operating activities for the year ended December 31, 2011 was mainly due to

●	net income of $16,464,683, adjusted for the add back (deduction) of non-cash items such as $530,697 of depreciation and the amortization of land use rights of $109,790, and

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

Net cash flow used in investing activities was approximately $9,124,000 for the year ended December 31, 2012 as compared to net cash used in investing activities of approximately $11,397,000 for the year ended December 31, 2011. During the year ended December 31, 2012, we used cash to purchase property and equipment for approximately $8,414,000 and intangible assets of approximately $759,000. During the year ended December 31, 2011, we collected loans receivable of approximately $3,090,000, investment in related party company of approximately $154,000, for the purchase of property and equipment of approximately $4,167,000 and to acquire land use rights of approximately $10,165,000.

Net cash flow provided by financing activities was approximately $2,969,000 for the year ended December 31, 2012 as compared to net cash flow provided by financing activities of approximately $20,031,000 for the year ended December 31, 2011. During the year ended December 31, 2012, we received proceeds from short-term bank loan of approximately $40,824,000 and capital contribution from our CEO and COO of approximately $7,120,000. We repaid short-term bank loan of approximately $45,017,000. We made payments of $316,000 for deposit on loan guarantee agreement and received cash proceeds from related parties of approximately $355,000. During the year ended December 31, 2011, we received proceeds from short-term bank loan of approximately $51,286,000, received cash proceeds from a related party of approximately $338,000, received proceeds from issuance of preferred stock of approximately $1,159,000 and received capital contributions from our CEO and COO of approximately $3,090,000 offset by the payment of loan payable of approximately $35,838,000.

Years ended December 31, 2011 and 2010

Net cash flow used in operating activities was $14,935,103 for the year ended December 31, 2011 as compared to net cash flow provided by operating activities was $4,595,188 for the year ended December 31, 2010.

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

●
changes in operating assets and liabilities consisting primarily of a decrease in advances from customers of approximately $19,629,000 offset by a decrease in accounts receivable of approximately $390,000, a decrease in prepaid VAT tax of approximately $3,901,000 and an increase in advance to supplier of approximately $3,818,000.

Net cash flow used in investing activities was approximately $11,397,000 for the year ended December 31, 2011 as compared to net cash provided by investing activities of $11,250,000 for the year ended December 31, 2010. During the year ended December 31, 2011, we collected loans receivable of approximately $3,090,000, investment in related party company of approximately $154,000, for the purchase of property and equipment of approximately $4,167,000 and to acquire land use rights of approximately $10,165,000. During the year ended December 31, 2010, we collected loans receivable of $17,702,000 and used cash loan receivable disbursement of $5,901,000, for the purchase of property and equipment of $355,000 and to acquire land use rights of $197,000.

 Net cash flow provided by financing activities was $20,031,000 for the year ended December 31, 2011 as compared to net cash flow used for financing activities of $4,821,000 for the year ended December 31, 2010. During the year ended December 31, 2011, we received proceeds from short-term bank loan of approximately $51,286,000, received cash proceeds from a related party of approximately $338,000, received proceeds from issuance of preferred stock of approximately $1,159,000 and received capital contributions from our CEO and COO of approximately $3,090,000 offset by the payment of loan payable of approximately $35,838,000. During the year ended December 31, 2010, we received proceeds from short-term bank loan of approximately $4,426,000, received cash proceeds from a related party of approximately $1,070,000, and offset by the payment of short-term loans of approximately $4,426,000 and repayment on restricted cash of approximately $5,891,000.

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2012, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Loan payable	13,220	13,220	-	-	-
Land lease	78,325	5,222	10,443	10,443	52,217
Total Contractual Obligations:	$91,545	$18,442	$10,443	$10,443	$52,217

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

Jilin Hengchang Fertilizer Co., Ltd.

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr. Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital. Hengchang Agriculture owns 20% of Hengchang Fertilizer at December 31, 2012. Hengchang Fertilizer started its operations in February 2012 and generated minimal profit during the year ended December 31, 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by June 30, 2013.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. For the year ended December 31, 2012, 2011 and 2010, we had unrealized foreign currency translation gain of $442,218, $1,636,297 and $987,451, because of the change in the exchange rate.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest-rate hedging contracts to manage our exposure to changing interest rates. At December 31, 2012, we had $13.2 million of debt outstanding at a weighted average interest rate of 8.2%. A one percentage change in the weighted average rate would affect annual interest by approximately $132,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 3, 2013, the Company was informed by its independent registered public accounting firm, Sherb & Co., LLP ("Sherb"), that it has combined its practice with RBSM LLP (the "Merger") effective January 1, 2013.  RBSM LLP is a member of Russell Bedford International (RBI), which is an international network of independent accounting and consulting firms with over 500 offices in more than 90 countries. As a result, Sherb effectively resigned as the Company's independent registered public accounting firm and RBSM LLP became the Company's independent registered public accounting firm.  The engagement of RBSM LLP as the Company's independent registered public accounting firm was approved by the Board of Directors of the Company on February 11, 2013. The engagement letter was executed on February 19, 2013.

The principal accountant's reports of Sherb on the financial statements of the Company as of and for the two years ended December 31, 2011 and December 31, 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the two years ended December 31, 2011 and December 31, 2010 and through the date of this 8-K, there were no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Sherb's satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the two years ended December 31, 2011 and December 31, 2010 and through the date of this 8-K, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the two years ended December 31, 2011 and December 31, 2010 and through the date of this 8-K, the Company did not consult with RBSM LLP with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Sherb with a copy of the foregoing disclosure and requested Sherb to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated February 20, 2013, furnished by Sherb, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed on February 22, 2013 with the Securities and Exchange Commission.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushsan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that there is a material weakness in our internal control over financial reporting as of December 31, 2012. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES.

Our executive officers and directors and their respective ages as of March 29, 2013 are as follows:

Yushan Wei	48	Chairman of the Board of Directors, President and Chief Executive Officer
Yufeng Wei	45	Chief Operating Officer
Yuejun Li	45	Chief Financial Officer
Changhua Li	65	Director
Megan Penick	39	Director
Dore Perler	53	Director

Mr. Yushan Wei, 48, has served as our President and Chief Executive Officer on February 11, 2011 and has been the Chairman of our Board of Directors upon the closing of the share exchange. Mr. Wei was also our Chief Financial Officer from February 2011 to July 2011.  Mr. Wei has extensive experience in the grain and seeds industry. Under his management, the grain reserve capacity of Hengchang Agriculture has grown from less than 100,000 tons to almost 300,000 tons.  In 2004, he co-established Hengchang Agriculture and has since served as Hengchang Agriculture’s President and Chief Executive Officer. Mr. Wei was the President and General Manager of Jinling Woods Co., Limited at Gongzhuling City from 1996 to 2004. Mr. Wei graduated from Inner Mongolia Medical College in 1988. Mr. Wei is the brother of our Chief Operating Officer Mr. Yufeng Wei.

Yufeng Wei, 45, was appointed as our Chief Operating Officer on February 11, 2011.  Mr. Wei has over 20 years experience in the agriculture industry. From July 1990 to June 1996, Mr. Wei served as the director of Wuzhou Xinmin Granary in Guangxi Zhuang Autonomous Region of China. From June 1996 to March 1999, he served as the Chairman and General Manager of Guangxi Wuzhou Lenong Co., Ltd. From March 1999 to December 2003, Mr. Wei was working at the Wuzhou Branch of the grain reserves of the central people’s government as the vice director. In January 2004, Mr. Wei co-established Hengchang Agriculture and has since served as its Chief Operating Officer, in which capacity he has been assisting the Chief Executive Officer on the management, client development, strategic planning, and related substantial issues for the company.  Mr. Wei graduated from Nanjing University of Agriculture and Economics in 1990 with a bachelor’s degree on grain reserves.

Yuejun Li, 45, has been our Chief Financial Officer since July 2011. He has been the Chief Financial Officer of Jilin Hengchang Agriculture Development Co., Ltd., a variable interest entity of the Company since May 2009.  From June 2008 to April 2009, Mr. Li worked as an auditor performing internal audit work for Jilin Qingda Petroleum Corporation.  From July 1990 to May 2008, Mr. Li was employed by Jilin Vegetable Oil Co. Ltd. (a group company of Jilin Grain Group Co. Ltd.) - Guojiadian Vegetable Oil Factory performing various accounting and finance work, including serving as Director of Finance and Chief Financial Officer.  Mr. Li has over 20 years of experiences in corporate accounting and finance with extensive knowledge in financial analysis and management and tax regulations in China. Mr. Li graduated in 1990 from Northeast Normal University Department of Physics with a Certificate of Graduation in Physics. Mr. Li also completed the executive training program in Accounting and Finance at Beijing Business Management College for financial accounting.

Changhua Li, 65, has been a corn seed breeding consultant since 2001, serving a number of companies including Siping Corn Test Station of Shandong Denghai Seeds Co. Ltd., Gongzhuling Seeds Breeding Station of Inner Mongolia Daming Seed Co. Ltd., and Jilin Defeng Seeds Co. Ltd.  Prior to 2001, Ms. Li was in charge of corn seed breeding at the Institute of Corn Breeding of Jiling Province Siping City Academy of Agricultural Sciences since 1973.  Ms. Li has received numerous awards throughout her career including Jilin Province First-Time Provincial Outstanding Expert in 1998, National Super Contribution Young Expert in 1996, Jilin Super Talent from Jilin Provincial Governor in 1993, the political subsidy from the Central People’s Government of the People’s Republic of China in 1992, Jilin Province Labor Model, Siping City Super Labor Model in 1989, and Sanba Hongqishou and Jilin Province Women Model in 1985. In 1997, she was also engaged as an expert of China Agricultural Expert Consultation Group. During her career, Ms. Li has developed four seed breeds which received PRC National Approval: Sidan No.8, Sidan No.16, Sidan No.12, Sidan No. 19. She also developed nine seed breeds that received Jilin province Provincial Approval: Simi No.4, Sidan No.18, Huangmo, Sidan No. 78, Simi No. 21, Simi No. 25, Pingzao No.2, Daming 420 and etc. Among them, two breeds, Sidan No.8 and Sidan No 19 have been planted over ten million acres of farmland, and four breeds, Huangmo, Simi No. 16, Simi No.21 and Simi No. 25 have been planted over one million acres of farmland every year. Ms. Li graduated from Jilin Agricultural University Agriculture Department with a bachelor’s degree.  The Company believes that Ms. Li’s knowledge of, and experience with, corn seed breeding will provide the Board of Directors with insight into the Company’s business, challenges, opportunities and operations.

Megan Penick, 39, is General Counsel and Corporate Secretary at Autarky Consutling Inc., a business consulting firm where she advises companies on all aspects of business development, including M&A, corporate governance and SEC reporting. She has been working with Autarky Consulting since April 2012. From May 2009 to March 2012, Ms. Penick was the owner of Penick & Associates LLC, a law firm focused on corporate and securities law, which she formed in May 2009.  Prior to establishing her own firm, Ms. Penick was a corporate and securities associate at Pryor Cashman, LLP, New York, from April 2006 to May 2009, a legal consultant at Goldman Sachs’ Hedge Fund Strategies Group from October 2005 to April 2006, and general counsel at Global Holding & Investment Co., LLC, a financial services company, from April 2004 to October 2005. Ms. Penick was also a director of Cleantech Solutions International, Inc. (formerly known as China Wind System, Inc.) (NASDAQ: CLNT), a manufacturer and seller of high-precision forged rolled rings for the wind power and other industries and  textile dyeing and finishing machines, from August 2009 until June 2011. She received a B.A. degree from the University of Iowa and a J.D. from New York Law School, and is licensed to practice law in New Jersey, New York, Connecticut, and Washington, D.C.  The Company believes that Ms. Penick’s experience in working with public companies and her work with Chinese companies is important to the Company in strengthening its internal controls and related corporate governance matters and will benefit the Board of Directors.

Dore Perler, 53, has been the President and Chief Executive Officer of Pearl Group Advisors, Inc., an international representative and advisory firm working with publicly traded companies, since January 2009.  Mr. Perler served as the Chief Executive Officer, President and Chairman of the Board of Directors for China America Holdings, Inc. (formerly known as Sense Holdings, Inc.) (OTCBB: CAAH), a publicly traded diversified global holding company with operations in the U.S. and China, from July 1998 to January 2009.  Mr. Perler also served as a director and as Secretary for China America Holdings, Inc. from February 2009 to December 2009.  Mr. Perler currently serves as President for Big Tree Toys, Inc., a Chinese toy manufacturer.  From 1996 to 1998, Mr. Perler was Vice President of Sales for Ansel Communications, a manufacturer of network interfaces and servers, hubs, and LAN workstations, and from 1993 to 1996 Vice President of Sales for LatinRep Associates/LatinChannels, Inc., a manufacturer’s representative organization, where he assisted in the development of the company’s organizational infrastructure, designed business processes and operating procedures, planned and executed strategies  and created and implemented marketing and business development campaigns.  The Company believes that Mr. Perler’s extensive high level experience in international sales and marketing, operations, mergers/acquisitions, and cross border investments, his knowledge and experience in corporate governance matters pertaining to public companies will be beneficial to the Company and add to the strength of its Board of Directors.

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

Summary Compensation Table

The following table sets forth information concerning annual and long-term compensation of the executive officers of the Company for the fiscal years ended December 31, 2012, 2011 and 2010.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Yushan Wei	2012	$180,000	0	25,000	0	0	0	0	205,000
President, Chief Executive Officer and Chairman (1)	2011	$176,016	0	0	0	0	0	0	176,016
	2010	$8,851	0	0	0	0	0	0	8,851

Yufeng Wei	2012	$100,000	0	0	0	0	0	0	100,000
Chief Operating Officer (2)	2011	$100,459	0	0	0	0	0	0	100,459
	2010	$7,080	0	0	0	0	0	0	7,080

Yuejun Li	2012	$7,595	0	0	0	0	0	0	7,595
Chief Financial Officer	2011	$7,415	0	0	0	0	0	0	7,415
	2010	$7,080	0	0	0	0	0	0	7,080

Peter Goldstein
Former Chief Executive Officer and Director (3)	2011	$0	0	0	0	0	0	0	0
	2010	$0	0	0	0	0	0	0	0

(1)
As of December 31, 2012, Mr. Yushan Wei received $18,988 in cash as compensation and $161,012 was accrued as compensation expenses. The Company issued 25,000 common shares for board director fees to Mr. Wei.

(2)	As of December 31, 2012, Mr. Yufeng Wei received $15,190 in cash as compensation and $84,810 was accrued as compensation expenses.
(3)
On February 11, 2011 and in connection with the share exchange transaction, Mr. Goldstein resigned as an executive officer of the Company and Yushan Wei was appointed as our President and Chief Executive Officer.

Compensation of Directors

The following table sets forth information concerning compensation paid to the directors of the Company for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Changhua Li	0	25,000	0	0	0	0	25,000
Megan Penick	13,750	10,000	0	0	0	0	23,750
Dore Perler	13,750	10,000	0	0	0	0	23,750

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2012.

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

The Company may terminate the agreement at any time for “cause” in the event that Mr. Wei (i) commits a crime involving dishonesty, breach of trust, or physical harm to any person; (ii) willfully engages in conduct that is in bad faith and materially injurious to the Company, including but not limited to, misappropriation of trade secrets, fraud or embezzlement; (iii) commits a material breach of any restrictive covenant of the agreement that is not cured within 20 days after written notice of such breach from the Company to Mr. Wei; (iv) willfully refuses to implement or follow a reasonable and lawful policy or directive of the Company that is not cured within 20 days after written notice of such occurrence from the Company to Mr. Wei.  In the event of a termination of the agreement by the Company for cause, the agreement provides that Mr. Wei will receive compensation to which he is entitled through the date of termination and that following such termination, the Company’s obligations under the agreement shall cease immediately.

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

The following table sets forth certain information as of March 29, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Gongzhuling State Agriculture Science and Technology Park, location of 998 kilometers, Line 102, Gongzhuling city, Jilin province, China.

Names and Address (1)	Shares Owned Number	Percentage (2)

Yushan Wei President, Chief Executive Officer and Chairman of the Board of Directors (3)	9,332,773	65.6%

Yufeng Wei Chief Operating Officer	42,815	0.3%

Yuejun Li Chief Financial Officer	0	0%

Changhua Li Director	12,500	0%

Megan Penick Director	5,000	0%

Dore Perler Director	5,000	0%

Ally Joy Investments Ltd. (4)	9,246,208	65.0%

All Directors and Officers as a Group (6 persons)	9,398,088	66.0%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	Based on 14,233,880 shares of common stock outstanding as of April 15, 2013.

(3)
Represents shares held by Ally Joy Investments Ltd and directly Yushan Wei. Ally Joy Investments Ltd. has represented to us that the sole shareholder of this entity is Jian Xin but the sole director is Yushan Wei, our Chief Executive Officer. Yushan Wei is the natural person with voting and investment control over these shares.

(4)
This stockholder has represented to us that the sole shareholder of this entity is Jian Xin but the sole director is Yushan Wei, our Chief Executive Officer. Yushan Wei is the natural person with voting and investment control over these shares.

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

At December 31, 2012 and 2011, due to related parties consisted of the following:

	December 31, 2012	December 31, 2011
Yushan Wei (controlling person of the Company's majority shareholder and chief executive officer)	$3,551,175	$3,479,595
Yufeng Wei (Chief operating officer)	1,236,559	1,228,606
Dore Perler (Director)	5,625	4,375
Megan Penick (Director)	5,625	4,375
Li Changhua (Director)	9,375	9,375
Total	$4,808,359	$4,726,326

Director Independence

We currently have three (3) independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our former principal independent accountants, Sherb & Co., LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$130,000	$185,000
Audit Related Fees	15,000	0
Tax Fees	5,000	0
All Other Fees	0	0

Audit fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax fees. Consists of fees billed for professional services for tax compliance. These services include preparation of federal and state income tax returns.

Other fees. Consists of fees for services other than the services reported above.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

Our Board of Directors has reviewed and discussed with RBSM LLP, our audited financial statements contained in this Annual Report on Form 10-K for the 2012 fiscal year. The Board of Directors also has discussed with RBSM LLP, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from RBSM LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with RBSM LLP its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2012 fiscal year for filing with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-27 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits.

EXHIBIT NUMBER	DESCRIPTION

2.1	Share Exchange Agreement, dated February 11, 2011 (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
10.1*	Hengchang RMB Credit Line Loan Agreement
10.2*	Hengjiu RMB Credit Line Loan Agreement
10.3	Yushan Wei Power of Attorney dated February 10, 2011 (3)
10.4	Yufeng Wei Power of Attorney dated February 10, 2011(3)
10.5	Exclusive Business Cooperation Agreement between Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011(3)
10.6	Exclusive Option Agreement executed by and among Yushan Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011(3)
10.7	Exclusive Option Agreement executed by and among Yufeng Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011(3)
10.8
Equity Interest Pledge Agreement executed by and among Yushan Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011(3)

10.9
Equity Interest Pledge Agreement executed by and among Yufeng Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011(3)

10.10
Equity Interest Pledge Agreement executed by and among Yushan Wei, Yufeng Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengchang Agriculture Development Co., Ltd. dated February 10, 2011(3)

10.11	Exclusive Option Agreement executed by and among Shulan Yu, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd dated February 10, 2011(3)
10.12
Exclusive Option Agreement executed by and among Wenbiao Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd dated February 10, 2011(3)

10.13	Shulan Yu Power of Attorney dated February 10, 2011 (5)
10.14	Wenbiao Wei Power of Attorney dated February 10, 2011(3)
10.15
Equity Interest Pledge Agreement executed by and among Siping Hengchang Business Consultants Co., Ltd. Yushan Wei, Wenbiao Wei, Shulan Yu and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd. dated February 10, 2011(3)

10.16
Equity Interest Pledge Agreement executed by and among Shulan Yu, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd. dated February 10, 2011(3)

10.17
Equity Interest Pledge Agreement executed by and among Wenbiao Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd. dated February 10, 2011(3)

10.18
Seed Research and Development Agreement excucuted by and between Jilin Hengchang Agricultural Development Co., Ltd. andMaize Research Institute, Jilin Academy of Agricultural Sciences, dated March 1, 2011 (4)

10.19
Exclusive Option Agreement executed by and among Yushan Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd., dated February 10, 2011.(3)

10.20	Yufeng Wei Power of Attorney dated February 10, 2011 relating to Jilin Province Hengjiu Grain Collection and Storage Co., Ltd (3)
10.21	Exclusive Business Cooperation Agreement between Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd., dated February 10, 2011(3)
10.22
Equity Interest Pledge Agreement executed by and among Yushan Wei, Siping Hengchang Business Consultants Co., Ltd. and Jilin Province Hengjiu Grain Collection and Storage Co., Ltd. dated February 10, 2011(6)

21.1*	Subsidiaries of the registrant
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith (in accordance with SEC Release 33-8238, this exhibit is being furnished and not filed).
(1)	Included as an exhibit to the Current Report on Form 8-K filed on February 11, 2011 and incorporated herein by reference.
(2)	Included as an exhibit to the Registration Statement on Form 10 filed on September 14, 2010 and incorporated herein by reference.
(3)	Included as an exhibit to the Current Report on Form S-1/A filed on April 5, 2012 and incorporated herein by reference.
(4)	Included as an exhibit to the Current Report on Form S-1/A filed on May 9, 2012 and incorporated herein by reference.
(5)	Included as an exhibit to the Current Report on Form S-1/A filed on June 26, 2012 and incorporated herein by reference.
(6)	Included as an exhibit to the Current Report on Form S-1/A filed on July 16, 2012 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSP-2, INC.

Dated: April 16, 2013	By:	/s/ Yushan Wei
Yushan Wei
Chief Executive Officer (Principal Executive Officer)

Dated: April 16, 2013	By:	/s/ Yaojun Li
Yaojun Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Yushan Wei	Chief Executive Officer	April 16, 2013
Yushan Wei	and Chairman of the Board (Principal Executive Officer)

/s/ Yaojun Li	Chief Financial Officer	April 16, 2013
Yaojun Li	(Principal Financial and Accounting Officer)

/s/ Yufeng Wei	Chief Operating Officer	April 16, 2013
Yufeng Wei

/s/ Megan Penick	Director	April 16, 2013
Megan Penick

/s/ Dore Perler	Director	April 16, 2013
Dore Perler

/s/ Changhua Li	Director	April 16, 2013
Changhua Li

GSP-2 INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

GSP-2 INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2 - 3

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2012 and 2011	F-4

Consolidated Statements of Income - For the Years ended December 31, 2012, 2011and 2010	F-5

Consolidated Statements of Shareholders’ Equity - For the Years ended December 31, 2012, 2011 and 2010	F-6

Consolidated Statements of Cash Flows - For the Years ended December 31, 2012, 2011, and 2010	F-7

Notes to Consolidated Financial Statements	F-8 to F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GSP-2, Inc.

We have audited the accompanying consolidated balance sheet of GSP-2, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSP-2, Inc. and Subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP

New York, New York

April 15, 2013

805 Third Avenue New York, New York 10022 Tel. 212-838-5100 Fax. 212-838-2678 E-mail: info@sherbcpa.com

Offices in New York, Florida, and Beijing, China

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GSP-2, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GSP-2, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP

Sherb & Co., LLP

New York, New York

March 30, 2012

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$11,371,975	$6,949,341
Restricted cash	-	3,580
Accounts receivable	26,960,258	32,873,903
Advance payments to suppliers	4,756,653	16,408,120
Prepaid VAT taxes	2,950,275	2,723,149
Inventories	25,066,211	23,914,873
Deferred inventory costs	-	471,350
Prepaid expenses and other assets	84,287	273,569
Deposit on loan guarantee agreement	316,651	-

Total Current Assets	71,506,310	83,617,885

PROPERTY AND EQUIPMENT - net	19,238,776	13,133,255

OTHER ASSETS:
Investment in related party company	158,326	157,117
Intangible assets, net	13,995,178	13,513,463

Total Other Assets	14,153,504	13,670,580

Total Assets	$104,898,590	$110,421,720

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$13,220,183	$17,282,826
Accounts payable	183,437	544,174
Facility construction payable	-	2,277,415
Advances from customers	732,521	29,065,745
Other payable	379,947	103,423
Due to related parties	4,808,359	4,726,326
Tax payable	700,123	737,496
Dividend payable	154,974	4,534

Total Current Liabilities	20,179,544	54,741,939

Total Liabilities	20,179,544	54,741,939

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 100,000,000 shares
authorized, 752,200 issued and outstanding at December 31, 2012 and 2011)	752	752
Common Stock ($0.001 par value, 100,000,000 shares authorized,
14,233,880 and 14,050,000 shares issued and outstanding
at December 31, 2012 and 2011, respectively)	14,234	14,050
Additional paid-in capital	17,342,820	9,854,811
Retained earnings	61,419,489	42,548,562
Statutory reserves	2,580,884	342,957
Accumulated other comprehensive income - foreign currency translation adjustment	3,360,867	2,918,649

Total Shareholders' Equity	84,719,046	55,679,781

Total Liabilities and Shareholders' Equity	$104,898,590	$110,421,720

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011	2010
REVENUES	$86,122,153	$86,870,549	$59,321,013

COST OF REVENUES	59,106,502	67,092,946	43,679,733

GROSS PROFIT	27,015,651	19,777,603	15,641,280

OPERATING EXPENSES:
Research and development	705,025	-	-
Selling	1,025,440	622,188	2,606,580
General and administrative	2,085,914	1,503,833	545,946
Total Operating Expenses	3,816,379	2,126,021	3,152,526

INCOME FROM OPERATIONS	23,199,272	17,651,582	12,488,754

OTHER INCOME (EXPENSES):
Interest income	37,481	51,136	10,545
Interest expense	(2,000,224)	(988,555)	(162,720)
Other income (expense)	22,765	(12,019)	3,446
Total Other (Expenses)	(1,939,978)	(949,438)	(148,729)

INCOME BEFORE PROVISION FOR INCOME TAXES	21,259,294	16,702,144	12,340,025

PROVISION FOR INCOME TAXES	-	55,461	-

NET INCOME	21,259,294	16,646,683	12,340,025

PREFERRED STOCK DIVIDEND	150,440	4,534	-

NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$21,108,854	$16,642,149	$12,340,025

COMPREHENSIVE INCOME:
NET INCOME	$21,259,294	$16,646,683	$12,340,025

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	442,218	1,636,297	987,451
COMPREHENSIVE INCOME	$21,701,512	$18,282,980	$13,327,476

EARNINGS PER COMMON SHARE:
Basic	$1.50	$1.22	$0.96
Diluted	$1.42	$1.15	$0.96

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,182,964	13,692,466	12,800,000
Diluted	14,935,164	14,444,666	12,800,000

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

					Additional			Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Statutory	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Reserve	Income	Equity
Balance, December 31, 2009	-	-	12,800,000	$12,800	$5,608,339	$13,566,388	$342,957	$294,901	$19,825,385

Net income for the year			-		-	12,340,025			12,340,025

Foreign currency translation adjustment			-		-			987,451	987,451

Balance, December 31, 2010	-	-	12,800,000	12,800	5,608,339	25,906,413	342,957	1,282,352	33,152,861

Reorganization of company	-	-	1,000,000	1,000	(1,000)	-	-	-	-

Capital contribution	-	-	-	-	3,089,514	-	-	-	3,089,514

Preferred shares issued for cash	752,200	752	-	-	1,503,648	-	-	-	1,504,400

Common stock issued for financing fees	-	-	250,000	250	(250)	-	-	-	-

Financing fees and expenses	-	-	-	-	(345,440)	-	-	-	(345,440)

Preferred stock dividend	-	-	-	-	-	(4,534)	-	-	(4,534)

Net income for the year	-	-	-	-	-	16,646,683	-	-	16,646,683

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,636,297	1,636,297

Balance, December 31, 2011	752,200	752	14,050,000	14,050	9,854,811	42,548,562	342,957	2,918,649	55,679,781

Capital contribution	-	-	-	-	7,120,433	-	-	-	7,120,433

Adjustment to statutory reserve	-	-	-	-	-	(2,237,927)	2,237,927	-	-

Common shares issued for compensation	-	-	37,187	37	74,337	-	-	-	74,374

Common shares issued for accounts and related party payable	-	-	146,693	147	293,239	-	-	-	293,386

Preferred stock dividend	-	-	-	-	-	(150,440)	-	-	(150,440)

Net income for the year	-	-	-	-	-	21,259,294	-	-	21,259,294

Foreign currency translation adjustment	-	-	-	-	-	-	-	442,218	442,218

Balance, December 31, 2012	752,200	$752	14,233,880	$14,234	$17,342,820	$61,419,489	$2,580,884	$3,360,867	$84,719,046

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,259,294	$16,646,683	12,340,025
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	773,673	530,697	433,283
Amortization of land use and seed rights	381,964	109,790	70,623
Common stock issued for services	74,375	-	-
Gain on disposal of assets	20,716	-	-
Changes in assets and liabilities:
Accounts receivable	6,162,948	(16,370,382)	390,120
Prepaid VAT taxes	(206,050)	(2,227,491)	3,900,958
Inventories	(966,750)	(13,773,411)	(2,988)
Prepaid and other current assets	189,591	(249,582)	-
Advances to suppliers	11,046,751	(16,132,324)	3,818,141
Accounts payable	96,156	(3,976,795)	(25,974)
Other payable	275,562	5,042	-
Taxes payable	(43,022)	53,129	-
Advances from customers	(28,539,975)	20,449,541	(19,628,555)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,525,233	(14,935,103)	1,295,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	-	3,089,514	17,702,379
Disbursements made for loan receivables	-	-	(5,900,793)
Investment in related party company	-	(154,476)	-
Purchase of property and equipment	(8,413,932)	(4,167,354)	(354,642)
Proceed from sell of property and equipment	49,052	-	-
Purchase of land use rights	(759,475)	(10,164,501)	(196,673)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,124,355)	(11,396,817)	11,250,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	40,823,818	51,285,933	4,425,595
Payments of loans payable	(45,016,962)	(35,838,363)	(4,425,595)
Change in restricted cash	3,606	(3,409)	(5,890,821)
Issuance of preferred stock and warrants for cash,
net of transaction expenses	-	1,158,960	-
Deposit on loan gaurantee agreement	(316,464)	-	-
Proceeds from related party advances	355,058	338,496	1,070,229
Capital contribution	7,120,433	3,089,514	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,969,489	20,031,131	(4,820,592)

EFFECT OF EXCHANGE RATE ON CASH	52,267	382,993	358,145

NET INCREASE (DECREASE) IN CASH	4,422,634	(5,917,796)	8,083,457

CASH - beginning of year	6,949,341	12,867,137	4,783,680

CASH - end of year	$11,371,975	$6,949,341	12,867,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,000,224	$988,555	$162,720
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to settle accounts payable and related party payable	$293,386	$-	$-
Receipt of inventory to offset loan receivable	$-	$3,089,514	$-
Common stock issued for preferred stock transaction expenses	$-	$250,000	$-
Acquisition of property, land use right and construction in progress for facility and land use right payable and tax payable	$-	$973,452	$2,014,166

See notes to consolidated financial statements

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Shiny Gold was formed under the laws of the British Virgin Islands on May 20, 2010.  Shiny Gold owns all of the share capital of Heng Chang HK Produce (HK) Investments, Ltd., a Hong Kong company (“Heng Chang HK”).  Heng Chang HK owns all of the share capital of Siping Hengchang Business Consultants Co., Ltd. (“Hengchang Business Consultants”), a wholly foreign owned enterprise located in the PRC.  On February 10, 2011, Hengchang Business Consultants entered into a series of agreements (the “Contractual Arrangements”) with each of Jilin Hengchang Agriculture Development Co., Ltd. (“Hengchang Agriculture”) and Jilin Hengjiu Grain Purchase and Storage Co., Ltd. (“Hengjiu”)  (together, the “Operating Companies”) and their respective shareholders. The following is a summary of each of the Contractual Arrangements:

●
Exclusive Business Cooperation Agreement.  Pursuant to the exclusive business cooperation agreement between Hengchang Business Consultants and the Operating Companies (the “Business Cooperation Agreement”), Hengchang Business Consultants has the exclusive right to provide to the Operating Companies general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary. Under the Business Cooperation Agreement, Hengchang Business Consultants has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. The Operating Companies shall pay to Hengchang Business Consultants a monthly consulting service fee (the “Service Fee”) in Renminbi that is equal to 100% of the monthly net income to the Operating Companies. Upon the prior written consent by Hengchang Business Consultants, the rate of Service Fee may be adjusted pursuant to the operational needs of the Operating Companies. Within ninety (90) days after the end of each fiscal year, the Operating Companies shall (a) deliver to Hengchang Business Consultants financial statements of the Operating Companies for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by Hengchang Business Consultants, and (b) pay an amount to Hengchang Business Consultants equal to the shortfall, if any, of the aggregate net income of the Operating Companies for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by the Operating Companies to Hengchang Business Consultants in such fiscal year. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between Hengchang Business Consultants and the Operating Companies, the Business Cooperation Agreement expires on February 10, 2021; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by Hengchang Business Consultants prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by Hengchang Business Consultants and the Operating Companies shall accept such extended term unconditionally. Unless Hengchang Business Consultants commits gross negligence, or a fraudulent act, against the Operating Companies, the Operating Companies shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, Hengchang Business Consultants shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days' prior written notice to the Operating Companies.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

.
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
December 31, 2012 and 2011

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications, having no effect on the total revenues, operating income, net income, earnings per share or the balance sheet, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s consolidated financial statements. The reclassifications were pertaining to reclassification adjustments for certain depreciation expenses  from selling expenses to costs of goods sold.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2012 and 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $4,756,653 and $16,408,120 at December 31, 2012 and 2011, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn and corn seeds are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at December 31, 2012 and 2011.

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease, costs for growing crops, parental seed costs and production fees paid to a third party seed grower to grow hybrid seeds for the Company. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of December 31, 2012 and 2011, the deferred inventory costs were $0 and $471,350, respectively.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2012, 2011, and 2010.

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy. At December 31, 2012 and 2011, advances from customers amounted to $732,521 and $29,065,745, respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $641,839, $240,370, and $2,345,334 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Asset and liability accounts at December 31, 2012 and 2011 were translated at 6.3161 RMB to $1.00 and at 6.3647 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2012, 2011and 2010 were 6.31984 RMB, 6.4735 RMB and 6.77875 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended December 31, 2012 and 2011, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of common stock (continued)

	Years Ended December 31,
	2012		2011		2010
Net income available to common shareholders for basic net income per common share	$21,108,854		$16,642,149		$12,340,025
Add: preferred stock dividend	150,440		4,534
Net income available to common shareholders for diluted net income per common share	$21,259,294		$16,646,683		$-
Weighted average common share outstanding - basic	14,182,964		13,692,466		12,800,000
Effect of dilutive securities:
Warrants		*		*	-
Series A convertible preferred stock	752,200		752,200		-
Weighted average common share outstanding - diluted	14,935,164		14,444,666		12,800,000
Net income per common share - basic	$1.50		$1.22		$0.96
Net income per common share - diluted	$1.42		$1.15		$0.96

*75,220 warrants were excluded from the calculation due to anti dilutive effect.

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

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-05 - Foreign Currency Matters (Topic 830) – “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This amendment was issued to address diversity in practice related to the timing and amount of cumulative translation adjustment released into net income upon the occurrence of certain events. The amendment will be effective for the Company in its fiscal year commencing January 1, 2013. The Company has not yet determined what effect, if any, the adoption of this standard will have on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2012 and 2011, accounts receivable consisted of the following:

	December 31, 2012	December 31, 2011
Defeng Seed Co., Ltd.	$5,585,487	$24,396,928
Nanning Granary Reserve	11,664,692	8,476,975
Jilin Dida Starch Biochemical Co., Ltd.	8,538,823	-
Liuzhou Granary Reserve	1,006,914	-
Others	164,342	-
Less: allowance for doubtful accounts	-	-
	$26,960,258	$32,873,903

At December 31, 2012 and 2011, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 - INVENTORIES

At December 31, 2012 and 2011, inventories consisted of the following:

	December 31, 2012	December 31, 2011
Finished goods	$25,039,329	$23,914,873
Packaging and other materials	26,882	-
	25,066,211	23,914,873
Less: reserve for obsolete inventory	-	-
	$25,066,211	$23,914,873

NOTE 4 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At December 31, 2012 and 2011, advance payments to suppliers consisted of the following:

	December 31, 2012	December 31, 2011
Advance payments to corn and corn seed suppliers	$4,657,155	$16,319,506
Others	99,498	88,614
	$4,756,653	$16,408,120

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consisted of the following:

	Useful Life	December 31, 2012	December 31, 2011
Office equipment and furniture	4-10 Years	$85,127	$40,596
Manufacturing equipment	5-10 Years	1,016,633	742,183
Vehicles	4-10 Years	1,910,618	1,386,760
Construction in progress	-	-	3,607,164
Buildings and building improvements	8-20 Years	18,479,295	8,824,026
		21,491,673	14,600,729
Less: accumulated depreciation		(2,252,897)	(1,467,474)
		$19,238,776	$13,133,255

For the years ended December 31, 2012, 2011, and 2010, depreciation expense amounted to $773,673, $530,697 and $433,283.

The Company entered into a construction agreement to construct a grain storage facility (“Grain Storage Construction”) in 2010 and several other contracts to construct warehouses, workshop, office buildings and related infrastructures in its main office complex located in Gongzhuling city, Jilin province (“Main Office Complex Project”) in 2012. These constructions were 100% completed in December 2012. Upon completion of the constructions in progress, the assets were classified to the respective building and building improvements category.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 6 - INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Hengchang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr.Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital. Hengchang Agriculture owns 20% of Hengchang Fertilizer at December 31, 2012. Hengchang Fertilizer started its operations in February 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture is in the process of acquiring 100% of the ownership in Hengchang Fertilizer and expects to complete the process by June 30, 2013.

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

The Company’s seed rights consist of purchased seed rights relating to produce two varieties of corn seed, Hengyu 218 and Hengyu 398 in Jilin province. The seed rights have a useful life of five years. The Company amortizes the seed rights on a straight-line basis over the useful life. At December 31, 2012 and 2011, intangible assets consisted of the following:

	Useful Life	December 31, 2012	December 31, 2011
Land use rights	50 Years	$13,960,514	$13,728,258
Seed rights	5 Years	633,302	-
Less: accumulated amortization		(598,638)	(214,795)
		$13,995,178	$13,513,463

Amortization of seed and land use rights attributable to future periods is as follows:

Years ending December 31:	Amount
2013	$396,435
2014	396,435
2015	396,435
2016	396,435
2017	396,435
Thereafter	12,013,003
$13,995,178

For the years ended December 31, 2012, 2011 and 2010, amortization expense amounted to $381,964, $109,790, and 70,623 respectively.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – ADVANCES FROM CUSTOMERS

At December 31, 2012 and 2011, advances from customers consisted of the following:

	December 31, 2012	December 31, 2011
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$-	$7,468,113
Guangxi Food Development Co., Ltd.	-	20,495,860
Guangxi Grain Repository Co.	-	942,700
Central Grain Reserve Gongzhuling Depot	155,159	-
Liuzhou Fengfu Feed Company	213,739	-
Yulin Liyuan Feed Co., Ltd	187,584	-
Others	176,039	159,072
Total	$732,521	29,065,745

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related party

At December 31, 2012 and 2011, due to related parties consisted of the following:

	December 31, 2012	December 31, 2011
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,551,175	$3,479,595
Yufeng Wei (Chief operating officer)	1,236,559	1,228,606
Dore Perler (Director)	5,625	4,375
Megan Penick (Director)	5,625	4,375
Changhua Li (Director)	9,375	9,375
Total	$4,808,359	$4,726,326

From time to time, the Company’s officers advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 10 – LOANS PAYABLE

At December 31, 2012 and 2011, loans payable consisted of the following:

	December 31, 2012	December 31, 2011
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank and three other rural credit cooperative unions, due in November 2012 with annual interest at the banks base interest rate plus 50% (9.00% at December 31, 2011, respectively) secured by assets of the Company.	$-	$4,713,498
Loan payable to China Construction Bank Siping Branch, due in April 2012 with annual interest at the banks base interest rate plus 30% (8.53% at December 31, 2011).	-	12,569,328
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at December 31, 2012) secured by assets of the Company.	6,966,324
Loan payable to China Construction Bank Siping Branch, due in February 2013 with annual interest at the banks base interest rate plus 20% (7.38% at December 31, 2012) secured by assets of the Company.	6,253,859	-
	$13,220,183	$17,282,826

The Company has two loan agreements with the availability to borrow up to RMB 44 million (approximately $7.0 million) with an annual interest at the bank’s base interest rate plus 50% through November 2015 with Jilin Gongzhuling Rural Cooperative Bank (the “Rural Coop Loan”). Under the Rural Coop Loan, the Company is permitted to borrow in tranches and the borrowing amount in each tranche should be no less than RMB 5 million (approximately $792,000). The borrowing period for each tranche should be no less than 210 days and no longer than 12 months. At December 31, 2012, the Company has drawn the maximum RMB 44 million under the Rural Coop Loan.

The Company had a group loan agreement (the “Group Loan”) with the availability to borrow up to RMB 73 million (approximately $11.5 million) through November 2012 with Jilin Gongzhuling Rural Cooperative Bank, Baishan City Hungjiang District Rural Credit Cooperative Union, Baicheng City Taobei District Rural Credit Cooperative Union and Jiaohe City Rural Credit Cooperative Union (the “Participant Bank ”). Under the Group Loan, Participant Banks agree to jointly provide up to RMB 73 million loans amounted to the Company for working capital purposes. In November 2012, the Company repaid the Group Loan in full.

In February 2012, the Company obtained a credit line facility (the “2012 Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.6 million) with annual interest at the bank base interest rate plus 20% through February 2013 with the Creditor for corn purchase purposes. Collections from selling the Company’s inventory acquired through the use of the 2012 Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch; the Company is not restricted to use the cash after it is deposited into the bank account. In connection with the 2012 Construction Loan, the Company also entered in an RMB credit line guarantee agreement (“2012 Guarantee Agreement”) with Jilin Province Credit Guarantee Investment Co., Ltd. Siping Heat Exchanger Industrial Branch (the “Guarantor”) whereby the Guarantor provides the guarantee services for the 2012 Construction Loan to the Company and the Company agrees to RMB 1.6 million (approximately $253,000) to the Guarantor as the fee for Guarantor’s services. The Company also agrees to pay RMB 2 million (approximately $316,000) to the Guarantor as the guarantee risk deposit (“Risk Deposit”); shall the Company not fulfill its obligation to the Creditor, Guarantor will use the Risk Deposit to pay the Company’s obligation to the Creditor on the Company’s behalf. If the Company does not pay the principal and interest in accordance with the terms in the 2012 Construction Loan and therefore causes the Guarantor to pay the principal and interests on the Company’s behalf, the Guarantor has the right to demand the Company to repay the entire amount plus 15% of the principal and interest. The Risk Deposit will be returned to the Company when the 2012 Construction Loan is terminated. The Guarantor also entered into an RMB credit line guarantor agreement (“2012 Guarantor Agreement”) with the Creditor to guarantee for all debt included but not limited to the principal, interest, penalty and other expenses incurred by the Company under the 2012 Construction Loan with the highest guarantee amount of RMB 96.5 million (approximately $15.3 million). Under the 2012 Guarantee Agreement, the Company is required to provide various financial reports and project progress reports to the Guarantor. The Company is also required to inform the Guarantor and obtain Guarantor’s written approval in advance in the following events: 1. any investments above RMB 8 million (approximately $1.3 million) 2. any financing activities above RMB 8 million (approximately $1.3 million) 3. Any guarantee activities for other parties above RMB 8 million (approximately $1.3 million) 4. change in ownership above RMB 7 million ($1.1 million) 5. sale of assets above RMB 8 million (approximately $1.3 million) 6. any indemnification to third parties or accidental asset loss above RMB 8 million (approximately $1.3 million) 7. other material economical dispute that might possibly impact the Company’s ability to repay the 2012 Construction Loan. At December 31, 2012, the Company has drawn RMB 39.5 million under the Construction Loan. The loan guarantee fee amounted to approximately $207,000 for the year ended December 31, 2012 and has been included in the interest expense on the accompanying consolidated statements of income. The 2012 Construction Loan was repaid in full in February 2013.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

NOTE 11 – RESTRICTED CASH

In connection with the 2012 Construction Loan, the Company agrees to have its collections on sales deposit into the Company’s bank account at the Creditor (“Collection Account”). The Company is required to pay its corn vendors using the money in the Collection Account unless the Company otherwise obtains the Creditor’s written approval. The Company is also required to obtain the Creditor’s written approval to use the fund in the Collection Account. At December 31, 2012 and 2011, the Company’s restricted cash amounted to $0 and $3,580, respectively.

NOTE 12 – FACILITY CONSTRUCTION PAYABLE

Facility construction payable was related to the Grain Storage Construction Project. In according to the construction process, at December 31, 2011, accrued payable under the Grain Storage Construction and main Office Complex Project amounted to $2,277,415. The Grain Storage Construction was completed as in October 2012. As of December 31, 2012, the amount facility construction payable was paid in full.

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2012 and 2011, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengjiu is not subject to any tax incentives. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code, and Hengchang Agriculture is exempt from income tax. The Company’s wholly-owned subsidiaries, Shiny Gold was incorporated in the British Virgin Island and Heng Chang HK was incorporated in Hong Kong. Under the current laws of the British Virgin Island, Shiny Gold is not subject to income taxes. Heng Chang HK is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended December 31, 2012 and 2011. However, as Heng Chang HK has not generated any revenue or income, no provision for Hong Kong income tax has been made.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 13 – INCOME TAXES (continued)

GSP-2, Inc. was incorporated in the United States and has incurred an aggregate net operating loss carryforwards of approximately $1,631,988 for income tax purposes through December 31, 2012, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2032. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The table below summarized the reconciliation of the Company’s income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Years Ended December 31,
	$2012	$2011	$2010
Income tax provision at China statutory rate of 25%	5,594,818	4,334,007	3,085,006
Permanent difference - China tax exemption	(5,594,818)	(4,278,546)	(3,085,006)
Total provision for income tax	$-	$55,461	$-
Basic net income per share effect	$0.39	$0.31	$0.24
Diluted net income per share effect	$0.37	$0.30	$0.24

The Company’s deferred tax assets as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Deferred tax asset:
Net U.S. operating loss carry forwards	$1,631,988	$689,343
Total gross deferred tax asset	1,631,988	689,343
Less: valuation allowance	(1,631,988)	(689,343)
Net deferred tax asset	$-	$-

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

December 2011 Sale of Series A Preferred Stock

On December 20, 2011, the Company sold 752,200 shares of series A preferred stock to several investors for $1,504,400. The effective price per share of common stock issuable upon conversion of the series A preferred stock was $2.00 per share, which was the deemed market price for the Company’s common stock on the date of the sale. Pursuant to the related purchase agreements, the Company’s controlling shareholder, Ally Joy Investments Limited (“Ally Joy”) agrees to deposit an aggregate amount of 200,000 shares of the Company’s common stock into an escrow account; Ally Joy is controlled by our Chief Executive Officer. The Company is required to meet $15.9 million after tax net income for the fiscal year ending December 31, 2011(“2011 Targeted Net Income”) and $18 million after tax net income for the fiscal year ending December 31, 2012 (“2012 Targeted Net Income) under U.S. GAAP. If the Company does not reach the 2011 Targeted Net Income or the 2012 Targeted Net Income, Ally Joy shall transfer to the holders of the Series A Preferred Stock an additional amount of shares of the Company’s common stock equal to the percentage of variation of the actual net income from the targeted net income times the number of purchased Series A Preferred Stock for each year not meeting the targeted net income. The Company met the 2012 and 2011 Targeted Net Income. The Company agrees to file a Form S-1 registration statement (the “Registration Statement”) within 30 calendar days following the date of the sale of the Series A Preferred Stock (“Closing Date”). The Company agrees to use its best efforts to cause the Registration Statement to be declared effective upon the earlier of (a) 180 calendar days after the Closing Date or three business days after the Registration Statement is declared effective. The Company also agrees to its common stock to become quoted on the Over the Counter Bulletin Board (“OTCBB”) within sixty days of the effectiveness of the initial Registration Statement. The Company shall use its best efforts to cause its common stock to become listed (the “Uplisting”) on a senior exchange board (“Senior Exchange Listing”) within 12 months of the OTCBB listing date (“the Uplisting Date”). If the Senior Exchange Listing has not occurred by the Uplisting Date, the Company shall pay cash liquidated damage to the holders of the Series A preferred stock in the amount equal to 0.5% of each holder’s aggregate purchase price and on each monthly anniversary of the said date until the Uplisting is completed. Until the closing of an offering of the Company’s common stock at a price per share not less than $4.00, the Company is restricted from incurring any indebtedness or making any payment on the existing indebtedness to the Company’s Chief Executive Officer.

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

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 14 – STOCKHOLDERS’ EQUITY (continued)

Common Stock

In December 2011, The Company issued 250,000 of its common stock to its consultants and placement agent in connection with the sale of the Series A preferred stock. In connection with the issuance of these shares, the Company increased its common stock by $250.

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

In December 2012, the Company’s Board of directors approved the issuance of 25,000 shares of its common stock to the Company’s legal counsel for services rendered by the legal counsel. The shares were valued at $2.00 per share based on the fair value on the date of grant. In connection with the issuance of these shares, the Company recorded a compensation expense of $50,000.

Capital contribution

In July 2011, the registered capital of Hengjiu was increased from RMB 1.0 million (approximately $146,000) to RMB 21.0 million (approximately $3.1 million) to improve the Company’s commercial credibility and operation scale. The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 10.7 million (approximately $1.6 million) and RMB 10.0 million (approximately $1.5 million), respectively.

PRC laws require a company that applies for the national production and distribution license for hybrid rice seeds, hybrid corn seeds and related parental seeds must have a registered capital of at least RMB 30 million (approximately US$4,750,000) and minimal of RMB 10 million (US$1,472,776) in fixed assets. To qualified for the requirements, in January 2012, the registered capital of Hengchang Agriculture was increased from RMB 5.0 million (approximately $729,000) to RMB 35.0 million (approximately $5.5 million). The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 15.6 million (approximately $2.4 million) and RMB 14.4 million (approximately $2.3 million), respectively. In June 2012, the registered capital of Hengchang Agriculture was increased from RMB 35.0 million (approximately $5.5 million) to RMB 50.0 million (approximately $7.9 million). The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 7.8 million (approximately $1.2 million) and RMB 7.2 million (approximately $1.1 million), respectively. In June 2012, the Company obtained the national seed production and distribution license. The contributed registered capital was included in the additional paid-in capital at December 31, 2012.

Warrants

Warrant activity for the years ended December 31, 2012 and 2011 was summarized as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	75,220	2.4	-	-
Granted	-	-	75,220	2.4
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of year	75,220	2.4	75,220	2.4
Warrants exercisable at end of year	75,220	2.4	75,220	2.4

The following table summarized the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$2.4	75,220	4.00	$2.4	75,220	$2.4
	75,220	4.00	$2.4	75,220	$2.4

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. The balance of statutory reserve represents the accumulated balance of the restricted net assets maintained by the Company. The accumulated balance of the statutory reserve of the Company as of December 31, 2012 and 2011 was $2,580,884 and $342,957, respectively.

For the years ended December 31, 2012 and 2011, statutory reserve activities were as follows:

	Hengchang Agriculture	Hengjiu	Total
Balance - December 31, 2010	342,957	-	342,957
Addition to statutory reserves	-	-	342,957
Balance - December 31, 2011	342,957	-	342,957
Addition to statutory reserves	2,237,927	-	2,237,927
Balance - December 31, 2012	2,580,884	-	2,580,884

NOTE 16 – CONCENTRATIONS

As of December 31, 2012 and 2011, the Company held cash in PRC banks of $11,357,179 and $6,435,877, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

Customers

Three customers accounted for approximately 25.8%, 12.5% and 9.71%  of the Company’s revenue during the year ended December 31, 2012. At December 31, 2012, the three customers accounted for 31.7%, 3.7% and 20.7%  of the Company’s total outstanding accounts receivable. Three customers accounted for approximately 40.6%, 28.1% and 17.8% of the Company’s revenue during the year ended December 31, 2011. At December 31, 2011, two of the three customers accounted for 75% and 25% of the Company’s total outstanding accounts receivable.  Three customers accounted for approximately 57.2%, 22.4% and 14.4% of the Company’s revenue during the year ended December 31, 2010. At December 31, 2010, one of the three customers accounted for 94.4% of the Company’s total outstanding accounts receivable.

Suppliers

Two suppliers accounted approximately for 34.5% and 25% of the Company’s purchases during year 2012. The Company did not have accounts payable as of December 31, 2012 to these suppliers. Two suppliers accounted approximately for 15.8% and 14.8% of the Company’s purchases during year 2011. The Company did not have accounts payable as of December 31, 2011 to these suppliers. The Company did not have any supplier accounted for more than 10% of its total purchase during year 2010.

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 (approximately $77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. Two new seed varieties developed by Jilin Academy for the Company passed the provincial level approval in 2012. In addition to the contracted approval award amounts, the Company agreed to reimburse the certain research and development expenses incurred by the project experts. The total amount paid for the two approval new seed varieties was RMB 4,000,000 (approximately $633,000) and was included in the intangible asset at December 31, 2012.

Land Lease Agreement

The Company entered into a land lease agreement with Gongzhuling Nanwaizi Town People’s Government (“Nanwaizi”) on January 1, 2012 to obtain the land operation right for 3000 hectares of corn field in Nanwaizi town, Gongzhuling. The land lease agreement started on December 1, 2011 and expires on November 30, 2027. The first year annual rent is RMB 10,000 (approximately $1,581) per hectare. The Company shall adjust the rent every year based on the corn market price using 6,000 kilograms as the per hectare corn production level base. The Company shall pay the annual lease on or before December 1 of every year. Nanweizi will enjoy all subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land. The Company subsequently reached an agreement with Nanwaizi and revised the leased land area in 2012 from 3000 hectares to 112 hectares. Nanwaizi agreed to waive the lease payments on the land not leased by the Company in 2012. The lease payments of approximately $188,000 related to the Nanwaizi lease were recorded in the Company’s inventory cost at December 31, 2012.

On January 1, 2012, the Company entered into a land lease agreement with Gongzhuling Nanweizi Street Fangshengguangzi Village (“Fangshengangzi”) and Nanwaizi Street Operation & Management Station (“Street Station”) to obtain the land operation right for 200 hectares of paddy field in Nanwaizi town, Gongzhuling from Fangshengangzi. The land lease agreement started on January 1, 2012 and expires on December 31, 2027. The Company has the first right to renewal after the land lease is expired. The first year annual rent is RMB 15,000 (approximately $2,357) per hectare. The Company shall adjust the rent every year based on the rice market price using 4,800 kilograms as the per hectare corn production level base. The Company shall pay the annual lease to Fangshengangzi on or before February 28 of every year. Fangshengangzi and the Company will each enjoy certain subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land. According to the agreement, the Company provided RMB 300,000 (approximately $47,000) to Fangshengangzi to be kept with Street Station as a guarantee deposit. The deposit will be returned to the Company one year prior to the lease expiration date. The Company subsequently reached an agreement with Fangshengangzi and revised the leased land area in 2012 from 200 hectares to 43 hectares. Fanshengangzi agreed to waive the lease payments on the land not leased by the Company in 2012. The lease payments of approximately $102,000 related to the Fangshengangzi lease were recorded in the Company’s inventory cost at December 31, 2012.

Future minimum land lease payments required under the land lease agreements are as follows:

Years Ending December 31:	Amount
2013	$5,221,651
2014	5,221,651
2015	5,221,651
2016	5,221,651
2017	5,221,651
Thereafter	52,216,511
$78,324,766

GSP-2 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains quarterly financial information for 2012 and 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter
	(Unaudited)
	First		Second	Third	Fourth
For the period ended December 31, 2012
Net sales	$9,929,627		$1,732,507	$9,869,528	$64,590,491
Gross profit	1,798,298	*	105,899	1,457,659	23,653,795
Net income (loss)	676,045		(1,212,900)	143,348	21,652,801
Net income (loss) available to common shareholders	638,435		(1,250,510)	105,738	21,651,191
Earings per share:
Basic	0.05		(0.09)	0.01	1.52
Diluted	0.05		(0.09)	0.01	1.45
For the period ended December 31, 2011
Net sales	$10,249,359		$8,765,383	$27,789,275	$40,066,532
Gross profit	1,800,395	**	980,016	1,809,509	15,187,683
Net income	1,240,347		191,925	1,079,597	14,134,814
Net income (loss) available to common shareholders	1,240,347		191,925	1,079,597	14,130,280
Earings per share:
Basic	0.09		0.01	0.08	1.02
Diluted	0.09		0.01	0.08	0.97

* A $42,810 difference from the amount previously reported was due to the depreciation expenses of $42,810 previously recorded in the selling expenses were reclassifed to costs of goods sold.

** A $27,288 difference from the amount previously reported was due to the depreciation expenses of $42,810 previously recorded in the selling expenses were reclassifed to costs of goods sold.

The Company’s quarterly financial results fluctuated due to a number of factors. The agricultural industry is seasonal in nature. As several of the Company’s major corn customers are governmental entities, the timing of customer purchases have varied based on the fluctuations in the granary reserve level. Additionally, the historical sales season of the Company’s corn seeds concentrated from October to December, consequently, the Company’s sales and profit were concentrated in the fourth quarter every year.

NOTE 19 – SUBSEQUENT EVENTS

In January 2013, the Company entered into a “Hengyu 598 (DF103)” development agreement (the “Hengyu 598 Agreement”) with Dongfeng County Dongxu Agriculture & Science Research Institute (the “Dongxu”). The Company agrees to provide the research funding (undetermined) to Dongxu and Dongxu agrees to provide new corn seed varieties bred by Dongxu to the Company for further development. The Hengyu 598 Agreement also granted the Company the sole development right on the new corn seed variety – Hengyu 598. In January 2013, the Company, jointly with Dongxu, obtained the approval for Hengyu 598 from Jilin province.