Form 10-Q
period 2013-03-31
GSP-2, INC.
filed 2013-05-20
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 14,233,880 shares of the Registrant’s Common Stock outstanding at May 20, 2013.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2013

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$21,153,305	$11,371,975
Accounts receivable	24,655,764	26,960,258
Advance payments to suppliers	4,794,440	4,756,653
Prepaid VAT taxes	2,951,542	2,950,275
Inventories	24,788,308	25,066,211
Deferred inventory costs	32,460	-
Prepaid expenses and other assets	36,037	84,287
Deposit on loan guarantee agreement	318,390	316,651

Total Current Assets	78,730,246	71,506,310

PROPERTY AND EQUIPMENT - net	19,072,108	19,238,776

OTHER ASSETS:
Investment in related party company	159,195	158,326
Land use rights, net	13,974,469	13,995,178

Total Other Assets	14,133,664	14,153,504

Total Assets	$111,936,018	$104,898,590

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$19,660,596	$13,220,183
Accounts payable	265,535	183,437
Advances from customers	734,653	732,521
Other payable	668,585	379,947
Due to related parties	4,994,507	4,808,359
Tax payable	701,580	700,123
Dividend payable	192,584	154,974

Total Current Liabilities	27,218,040	20,179,544

Total Liabilities	27,218,040	20,179,544

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 100,000,000 shares authorized,
752,200 issued and outstanding at March 31, 2013 and December 31, 2012)	752	752
Common Stock ($0.001 par value, 100,000,000 shares authorized,
14,233,880 shares issued and outstanding at March 31, 2013 and
December 31, 2012)	14,234	14,234
Additional paid-in capital	17,342,820	17,342,820
Retained earnings	60,951,828	61,419,489
Statutory reserves	2,580,884	2,580,884
Accumulated other comprehensive income - foreign currency translation adjustment	3,827,460	3,360,867

Total Shareholders' Equity	84,717,978	84,719,046

Total Liabilities and Shareholders' Equity	$111,936,018	$104,898,590

See notes to unaudited condensed consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2013	2012
REVENUES	$1,241,306	$9,929,627

COST OF REVENUES	660,897	8,131,329

GROSS PROFIT	580,409	1,798,298

OPERATING EXPENSES:
Research and development	101,325	-
Selling	23,134	62,537
General and administrative	596,398	556,791
Total Operating Expenses	720,857	619,328

(LOSS) INCOME FROM OPERATIONS	(140,448)	1,178,970

OTHER INCOME (EXPENSES):
Interest income	14,520	3,057
Interest expense	(304,018)	(489,569)
Other income (expense)	(105)	-
Total Other (Expenses)	(289,603)	(486,512)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(430,051)	692,458

PROVISION FOR INCOME TAXES	-	16,413

NET (LOSS) INCOME	(430,051)	676,045

PREFERRED STOCK DIVIDEND	37,610	37,610

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(467,661)	$638,435

COMPREHENSIVE (LOSS)INCOME:
NET (LOSS) INCOME	$(430,051)	$676,045

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	442,218	345,071
COMPREHENSIVE INCOME	$12,167	$1,021,116

EARNINGS PER COMMON SHARE:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,233,880	14,097,140
Diluted	14,233,880	14,849,340

See notes to unaudited condensed consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(430,051)	$676,045
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	318,368	178,656
Amortization of intangible assets	67,124	73,006
Common stock issued for services	-	24,375
Changes in assets and liabilities:
Accounts receivable	2,450,919	8,152,860
Prepaid VAT taxes	14,927	(810,830)
Inventories	415,293	(4,756,826)
Prepaid and other current assets	48,426	(96,845)
Advances to suppliers	(11,655)	3,241,759
Accounts payable	81,409	85,194
Other payable	286,357	85,049
Taxes payable	(2,386)	(16,352)
Advances from customers	(1,890)	(8,665,816)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,236,841	(1,829,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,219)	(356,310)
Purchase of intangible asset	(2,052)	-

NET CASH USED IN INVESTING ACTIVITIES	(48,271)	(356,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	6,363,529	18,037,632
Payments of loans payable	-	(12,657,988)
Change in restricted cash	-	(5)
Proceeds from related party advances	161,408	70,590
Capital contribution	-	4,746,745

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,524,937	10,196,974

EFFECT OF EXCHANGE RATE CHANGE ON CASH	67,823	34,871

NET INCREASE IN CASH	9,781,330	8,045,810

CASH - beginning of period	11,371,975	6,949,341

CASH - end of period	$21,153,305	$14,995,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$304,018	$448,166
Income taxes	$-	$-

Non-cash operating, investing and financing activities:

Net transfer of seed right amortization costs to deferred inventory cost	$32,438	$-
Common stock issued to offset accounts payable and related party payable	$-	$293,386
Acquisition of property, land use right and construction in progress for facility and land use right payable and tax payable	$-	$80,819
Desposit on loan gurantee agreement and deferred financing costs paid by related parties	$-	$569,609

See notes to unaudited condensed consolidated financial statements

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

Hengjiu is a PRC limited liability company formed under laws of the PRC on August 10, 2009 with a registered capital of RMB 1.0 million (approximately $146,000).  In July 2011, the registered capital of Hengjiu was increased from RMB 1.0 million (approximately $146,000) to RMB 21.0 million (approximately $3.1 million). The increased registered capital was contributed from Yushan Wei, Chief Executive Officer and Chairman of the Company, and Yufeng Wei, Chief Operating Officer of the Company, for RMB 10.0 million (approximately $1.5 million) and RMB 10.0 million (approximately $1.5 million), respectively. Hengjiu is primarily engaged in the grain storage business.

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

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the unaudited condensed consolidated financial statements in accordance with U.S. GAAP.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

The Company’s unaudited condensed consolidated financial statements include the accounts of its variable interest entity, Hengjiu, which is under common control with Hengchang Agriculture. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10K report for the year ended December 31, 2012.

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

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Shiny Gold, Heng Chang HK and Hengchang Business Consultants, as well as the financial statements of Hengchang Agriculture and Hengjiu.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three months ended March 31, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $4,794,440 and $4,756,653 at March 31, 2013 and December 31, 2012, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at March 31, 2013 and December 31, 2012.

Deferred inventory costs

Deferred inventory costs consist of costs for crop land lease. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’, costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of March 31, 2013 and December 31, 2012, the deferred inventory costs were $32,460 and $0, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2013 and 2012.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At March 31, 2013 and December 31, 2012, advances from customers amounted to $734,653 and $732,521 respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $3,026 and $50,591 for the three months ended March 31, 2013 and 2012, respectively.

Variable Interest Entities

Pursuant to Accounting Standards Codification, we are required to include in our unaudited condensed consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. The Hengchang Agriculture and Hengjiu are considered VIEs, and we are the primary beneficiary.

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

Asset and liability accounts at March 31, 2013 and December 31, 2012 were translated at 6.2816 RMB to $1.00 and at 6.3161 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2013 and 2012 were 6.2858 RMB and 6.3201 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three months ended March 31, 2013 and 2012, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(Loss) income per share of common stock (continued)

	Three Months Ended March 31,
	2013	2012
Net (loss) income available to common shareholders for basic net income per common share	$(467,661)	$638,435
Add: preferred stock dividend	-	37,610
Net (loss) income available to common shareholders for diluted net income per common share	$(467,661)	$676,045

Weighted average common share outstanding - basic	14,233,880	14,097,140
Effect of dilutive securities:
Warrants	**	*
Series A convertible preferred stock	**	752,200
Weighted average common shares outstanding - diluted	14,233,880	14,849,340
Net (loss) income per common share - basic	$(0.03)	$0.05
Net (loss) income per common share - diluted	$(0.03)	$0.05

*75,220 warrants were excluded from the calculation due to anti dilutive effect.
**75,220 warrants and 752,200 Series A convertible preferred stock were excluded from the calculation due to anti dilutive effect.

Reclassifications

Certain reclassifications, having no effect on the total revenues, operating income, net income, earnings per share or the balance sheet, have been made to the previously issued unaudited condensed consolidated financial statements to conform to the current period’s presentation of the Company’s unaudited condensed consolidated financial statements. The reclassifications were pertaining to reclassification adjustments for certain depreciation expenses from selling expenses to costs of goods sold.

Recent accounting pronouncements

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

NOTE 2 – ACCOUNTS RECEIVABLE

At March 31, 2013 and December 31, 2012, accounts receivable consisted of the following:

	March 31, 2013	December 31, 2012
Defeng Seed Co., Ltd.	$5,616,163	$5,585,487
Nanning Granary Reserve	9,340,831	11,664,692
Jilin Dida Starch Biochemical Co., Ltd.	8,585,720	8,538,823
Liuzhou Granary Reserve	1,111,291	1,006,914
Others	1,759	164,342
Less: allowance for doubtful accounts	-	-
	$24,655,764	$26,960,258

At March 31, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 - INVENTORIES

At March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012
Finished goods	$24,788,308	$25,039,329
Packaging and other materials	-	26,882
	24,788,308	25,066,211
Less: reserve for obsolete inventory	-	-
	$24,788,308	$25,066,211

NOTE 4 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At March 31, 2013 and December 31, 2012, advance payments to suppliers consisted of the following:

	March 31, 2013	December 31, 2012
Advance payments to corn and corn seed suppliers	$4,536,615	$4,657,155
Others	257,825	99,498
	$4,794,440	$4,756,653

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	March 31, 2013	December 31, 2012
Office equipment and furniture	4-10 Years	$87,487	$85,127
Manufacturing equipment	5-10 Years	1,022,217	1,016,633
Vehicles	4-10 Years	1,947,378	1,910,618
Buildings and building improvements	8-20 Years	18,598,878	18,479,295
		21,655,960	21,491,673
Less: accumulated depreciation		(2,583,852)	(2,252,897)
		$19,072,108	$19,238,776

For the three months ended March 31, 2013 and 2012, depreciation expense amounted to $318,368 and $178,656, respectively.

NOTE 6- INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr.Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at March 31, 2013.  Hengchang Fertilizer started its operations in February 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by June 30, 2013.

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

The Company’s seed rights consist of purchased seed rights relating to produce two varieties of corn seed, Hengyu 218 and Hengyu 398 in Jilin province. The seed rights have a useful life of five years. The Company amortizes the seed rights on a straight-line basis over the useful life. At March 31, 2013 and December 31, 2012, intangible assets consisted of the following:

NOTE 7 – INTANGIBLE ASSETS (continued)

	Useful Life	March 31, 2013	December 31, 2012
Land use rights	50 Years	$14,034,044	$13,960,514
Seed rights	5 Years	636,780	633,302
Software	3 Years	5,199	-
Less: accumulated amortization		(701,554)	(598,638)
		$13,974,469	$13,995,178

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending March 31:
2014	$399,198
2015	399,198
2016	397,976
2017	386,853
2018	291,336
Thereafter	12,099,908
$13,974,469

For the three months ended March 31, 2013 and 2012, amortization expense amounted to $67,124 and $73,006, respectively. At March, 31, 2013, $ 32,438 of the seed right amortization cost was transferred to deferred inventory cost and the amount will be transferred to inventories at the time of seed harvests.

NOTE 8 – ADVANCES FROM CUSTOMERS

At March 31, 2013 and December 31, 2012, advances from customers consisted of the following:

	March 31, 2013	December 31, 2012
Central Grain Reserve Gongzhuling Depot	$156,012	$155,159
Liuzhou Fengfu Feed Company	214,913	213,739
Yulin Liyuan Feed Co., Ltd	188,614	187,584
Others	175,114	176,039
Total	$734,653	$732,521

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related party

At March 31, 2013 and December 31, 2012, due to related parties consisted of the following:

	March 31, 2013	December 31, 2012
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,691,054	$3,551,175
Yufeng Wei (Chief operating officer)	1,264,078	1,236,559
Dore Perler (Director)	11,875	5,625
Megan Penick (Director)	11,875	5,625
Li Changhua (Director)	15,625	9,375
Total	$4,994,507	$4,808,359

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to each Director are due to timing differences in actual compensation payouts to the directors.

NOTE 10 – LOANS PAYABLE

At March 31, 2013 and December 31, 2012, loans payable consisted of the following:

	March 31, 2013	December 31, 2012
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank, due in September 2013 with annual interest at the banks base interest rate plus 50% (9.00% at March 31, 2013) secured by assets of the Company.	$6,367,804	$-
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at March 31, 2013 and December 31, 2012) secured by assets of the Company.	7,004,585	6,966,324
Loan payable to China Construction Bank Siping Branch, due in August 2013 with annual interest at the banks base interest rate plus 20% (7.38% at March 31, 2013 and December 31, 2012) secured by assets of the Company.	6,288,207	6,253,859
	$19,660,596	$13,220,183

In February 2013, the Company obtained a loan agreement (the “February 2013 Loan”) for RMB 40 million (approximately $6.4 million) with an annual interest at the bank’s base interest rate plus 50% through September 2013 with Jilin Gongzhuling Rural Cooperative Bank. The Company is required to repaid the loan amount on September 30, 2013.

The Company has two loan agreements with the availability to borrow up to RMB 44 million (approximately $7.0 million) with an annual interest at the bank’s base interest rate plus 50% through November 2015 with Jilin Gongzhuling Rural Cooperative Bank (the “Rural Coop Loan”). Under the Rural Coop Loan, the Company is permitted to borrow in tranches and the borrowing amount in each tranche should be no less than RMB 5 million (approximately $796,000). The borrowing period for each tranche should be no less than 210 days and no longer than 12 months. At March 31, 2013, the Company has drawn the maximum RMB 44 million under the Rural Coop Loan.

NOTE 10 – LOANS PAYABLE (continued)

In February 2012, the Company obtained a credit line facility (the “2012 Construction Loan”) with the availability to borrow up to RMB 80 million (approximately $12.6 million) with annual interest at the bank base interest rate plus 20% through February 2013 with the Creditor for corn purchase purposes. The borrowing period for each borrowing tranche should be no less than 30 days and no longer than 12 months. If there are outstanding borrowed tranches at the end of the credit line facility period that have not reached the 12 months borrowed period, the outstanding period for the borrowed tranches are allowed to be extended for six months from the date the 2012 Construction Loan expires or the initial 12 months expiration date, whichever is sooner. Collections from selling the Company’s inventory acquired through the use of the 2012 Construction Loan are required to be deposited into the Company’s bank account at the Creditor’s branch. In connection with the 2012 Construction Loan, the Company also entered in an RMB credit line guarantee agreement (“2012 Guarantee Agreement”) with Jilin Province Credit Guarantee Investment Co., Ltd. Siping Heat Exchanger Industry Branch (the “Guarantor”) whereby the Guarantor provides the guarantee services for the 2012 Construction Loan to the Company and the Company agrees to RMB 1.6 million (approximately $253,000) to the Guarantor as the fee for Guarantor’s services. The Company also agrees to pay RMB 2 million (approximately $316,000) to the Guarantor as the guarantee risk deposit (“Risk Deposit”); shall the Company not fulfill its obligation to the Creditor, Guarantor will use the Risk Deposit to pay the Company’s obligation to the Creditor on the Company’s behalf. If the Company does not pay the principle and interests in accordance to the terms in the 2012 Construction Loan and therefore causes the Guarantor to pay the principle and interests on the Company’s behalf, the Guarantor has the right to demand the Company to repay the entire amount plus 15% of the principle and interests. The Risk Deposit will be returned to the Company when the 2012 Construction Loan is terminated. The Guarantor also entered into an RMB credit line guarantor agreement (“2012 Guarantor Agreement”) with the Creditor to guarantee for all debt included but not limited to the principal, interest, penalty and other expenses incurred by the Company under the 2012 Construction Loan with the highest guarantee amount of RMB 96.5 million (approximately $15.3 million). Under the 2012 Guarantee Agreement, the Company is required to provide various financial reports and project progress reports to the Guarantor. The Company is also required to inform the Guarantor and obtain Guarantor’s written approval in advance in the following events: 1. any investments above RMB 8 million (approximately $1.3 million) 2. any financing activities above RMB 8 million (approximately $1.3 million) 3. Any guarantee activities for other parties above RMB 8 million (approximately $1.3 million) 4. change in ownership above RMB 7 million ($1.1 million) 5. sale of assets above RMB 8 million (approximately $1.3 million) 6. any indemnification to third parties or accidental asset loss above RMB 8 million (approximately $1.3 million) 7. other material economical dispute that might possibly impact the Company’s ability to repay the 2012 Construction Loan.

NOTE 11 – INCOME TAXES

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

The table below summarizes the reconciliation of the Company’s unaudited income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

NOTE 11 – INCOME TAXES (continued)

	Three Months Ended March 31,
	2013	2012
Income tax provision at China statutory rate of 25%	$-	$244,244
Permanent difference - China tax exemption	-	(227,831)
Total provision for income tax	$-	$16,413
Basic and diluted net income per share effect	$-	$(0.02)

NOTE 12 – STOCKHOLDERS’ EQUITY

December 2011 Sale of Series A Preferred Stock

On December 20, 2011, the Company sold 752,200 shares of series A preferred stock to several investors for $1,504,400.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $2.00 per share, which was the deemed market price for the Company’s common stock on the date of the sale. Pursuant to the related purchase agreements, the Company’s controlling shareholder, Ally Joy Investments Limited (“Ally Joy”) agreed to deposit an aggregate amount of 200,000 shares of the Company’s common stock into an escrow account; Ally Joy is controlled by our Chief Executive Officer. The Company is required to meet $15.9 million after tax net income for the fiscal year ending December 31, 2011(“2011 Targeted Net Income”) and $18 million after tax net income for the fiscal year ending December 31, 2012 (“2012 Targeted Net Income) under U.S. GAAP. If the Company does not reach the 2011 Targeted Net Income or the 2012 Targeted Net Income, Ally Joy shall transfer to the holders of the Series A Preferred Stock an additional amount of shares of the Company’s common stock equal to the percentage of variation of the actual net income from the targeted net income times the number of purchased Series A Preferred Stock for each year not meeting the targeted net income. The Company met the 2011 and 2013 Targeted Net Income. The Company agreed to file a Form S-1 registration statement (the “Registration Statement”) within 30 calendar days following the date of the sale of the Series A preferred Stock (“Closing Date”).  The Company agreed to use its best efforts to cause the Registration Statement to be declared effective upon the earlier of (a) 180 calendar days after the Closing Date or (b) three business days after the Registration Statement is declared effective. The Company also agreed to obtain common stock quotation on the Over the Counter Bulletin Board (“OTCBB”) within 60 days of the effectiveness of the initial Registration Statement.  The Company shall use its best efforts to cause its common stock to become listed (the “Uplisting”) on a senior exchange board (“Senior Exchange Listing”) within 12 months of the OTCBB listing date (“the Uplisting Date”). If the Senior Exchange Listing has not occurred by the Uplisting Date, the Company shall pay cash liquidated damage to the holders of the Series A preferred stock in the amount equal to 0.5% of each holder’s aggregate purchase price and on each monthly anniversary of the said date until the Uplisting is completed. Until the closing of an offering of the Company’s common stock at a price per share not less than $4.00, the Company is restricted from incurring any indebtedness or making any payment on the existing indebtedness to the Company’s Chief Executive Officer.

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

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

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

Warrants

Warrant activity for the three months ended March 31, 2013 is summarized as follows:

	Three Months Ended March 31, 2013
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2012	75,220	$2.4
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2013	75,220	$2.4
Warrants exercisable at March 31, 2013	75,220	$2.4

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2013:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price
$2.40	75,220	3.75	$2.40	75,220	$2.40
	75,220	3.75	$2.40	75,220	$2.40

NOTE 13 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. The balance of statutory reserve represents the accumulated balance of the restricted net assets maintained by the Company. The accumulated balance of the statutory reserve of the Company as of March 31, 2013 and December 31, 2012 was $2,580,884 and $2,580,884, respectively.

For the three months ended March 31, 2013, statutory reserve activity is as follows:

	Hengchang Agriculture	Hengjiu	Total
Balance – December 31, 2012	$2,580,884	$-	$2,580,884
Addition to statutory reserves	-	-	-
Balance –March 31, 2013	$2,580,884	$-	$2,580,884

NOTE 14 – CONCENTRATIONS

As of March 31, 2013 and December 31, 2012, the Company held cash in PRC banks of $21,139,748 and $11,357,179, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

Customers

One customers account for approximately 17% of the Company’s revenue during the three months ended March 31, 2013. At March 31, 2013, the amount for accounts receivable from the customer accounted for approximately 4.5% of the Company’s total accounts receivable. Two customers accounted for approximately 78.9% and 8.0% of the Company’s revenue during the three months ended March 31, 2012, respectively. At March 31, 2012, the two customers did not have any outstanding accounts receivable.

Suppliers

One supplier accounted for 100% of the Company’s purchases during the three months ended March 31, 2013. The Company did not have any outstanding payable to the supplier. Two suppliers accounted approximately for 31.8% and 18.9% of the Company’s purchases during the three months ended March 31, 2012, respectively. At March 31, 2012, the Company did not have any outstanding payable to the two suppliers and approximately 99.9 % of the Company’s advance payments to suppliers were made to one of the two suppliers.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 (approximately $77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. Two new seed varieties developed by Jilin Academy for the Company passed the provincial level approval in 2012. In addition to the contracted approval award amounts, the Company agreed to reimburse the certain research and development expenses incurred by the project experts. The total amount paid for the two approval new seed varieties was RMB 4,000,000 (approximately $637,000 and $633,000 at March 31, 2013 and December 31, 2012, respectively) and was included in the intangible asset at March 31, 2013 and December 31, 2013.

Land Lease Agreement

The Company entered into a land lease agreement with Gongzhuling Nanwaizi Town People’s Government (“Nanwaizi”) on January 1, 2012 to obtain the land operation right for 3000 hectares of corn field in Nanwaizi town, Gongzhuling. The land lease agreement started on December 1, 2011 and expires on November 30, 2027. The first year annual rent is RMB 10,000 (approximately $1,581) per hectare. The Company shall adjust the rent every year based on the corn market price using 6,000 kilograms as the per hectare corn production level base. The Company shall pay the annual lease on or before December 1 of every year. Nanweizi will enjoy all subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land. The Company subsequently reached an agreement with Nanwaizi and revised the leased land area in 2012 from 3000 hectares to 112 hectares. Nanwaizi agreed to waive the lease payments on the land not leased by the Company in 2012. The Company is currently renegotiating with Nanwaizi on the actual hectares that will be leased in 2013.

On January 1, 2012, the Company entered into a land lease agreement with Gongzhuling Nanweizi Street Fangshengguangzi Village (“Fangshengangzi”) and Nanwaizi Street Operation & Management Station (“Street Station”) to obtain the land operation right for 200 hectares of paddy field in Nanwaizi town, Gongzhuling from Fangshengangzi. The land lease agreement started on January 1, 2012 and expires on December 31, 2027. The Company has the first right to renewal after the land lease is expired. The first year annual rent is RMB 15,000 (approximately $2,357) per hectare. The Company shall adjust the rent every year based on the rice market price using 4,800 kilograms as the per hectare corn production level base. The Company shall pay the annual lease to Fangshengangzi on or before February 28 of every year. Fangshengangzi and the Company will each enjoy certain subsidized policies provided by the government and the Company will have the sole right to cultivate and operate the land. The Company is prohibited from changing the use of the land. According to the agreement, the Company provided RMB 300,000 (approximately $47,000) to Fangshengangzi to be kept with Street Station as a guarantee deposit. The deposit will be returned to the Company one year prior to the lease expiration date. The Company subsequently reached an agreement with Fangshengangzi and revised the leased land area in 2012 from 200 hectares to 43 hectares. Fanshengangzi agreed to waive the lease payments on the land not leased by the Company in 2012. The Company is currently renegotiating with Nanwaizi on the actual hectares that will be leased in 2013.

Future minimum land lease payments required under the land lease agreements are as follows:

Periods Ending March 31:	Amount
2014	$5,249,912
2015	5,249,912
2016	5,249,912
2017	5,249,912
2018	5,249,912
Thereafter	52,499,112
$78,748,672

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the three months ended March 31, 2013 and 2012 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

As a result of our acquisition of Shiny Gold, Shiny Gold became our wholly owned subsidiary and we have assumed the business and operations of Shiny Gold and its subsidiaries. We are now a China-based agriculture company which engages in research, genetic development and distribution of corn seed, cultivation, production, purchasing, storage, and distribution of corn and other agriculture products. We sell high quality agricultural products as raw materials for commercial livestock feeding and other renewable energy uses.  We plan to change our name to more accurately reflect our new business operations.

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

We also breed hybrid corn seeds through seed breeders. We provide the parent seed combinations to the seed breeder and the seed breeder is responsible for breeding the seeds in accordance with a set hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder at harvest. We sell the corn seeds to our customers. Our largest seed customer, Defeng Seed Co., Ltd., accounted approximately for 19.5% of our seed sales in 2012, with the rest being sold to local distributors who in turn sold to local farmers.

Facilities

Our principal executive offices are located in the Gongzhuling State Agricultural Technology Park. We operate the separation, storage and distribution processes along with the business offices on approximately 42 acres of land. We have 9 storage warehouses that can have a total capacity of 400,000 tons of product.  All storage facilities are covered with cooling and air circulating systems, and are equipped with electronic grain temperature inspection systems. We also have approximately ¼ mile of rail tracks for distribution purposes that can hold 29 train cars, each which holds approximately 65 tons of corn.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the unaudited condensed consolidated financial statements in accordance with U.S. GAAP.

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Shiny Gold, Heng Chang HK and Hengchang Business Consultants, as well as the financial statements of Hengchang Agriculture and Hengjiu.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Results of Operations

The following table sets forth the results of our operations for the years indicated as a percentage of net revenues (dollars in thousands):

	For the Three Months Ended March 31,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Net revenues	$1,241	100.0%	$9,930	100.0%
Cost of revenues	661	53.2%	8,132	81.9%
Gross profit	580	46.8%	1,798	18.1%
Operating expenses	721	58.1%	619	6.2%
(Loss) Income from operations	(141)	(11.3)%	1,179	11.9%
Other expenses	(289)	(23.3)%	(487)	(4.9)%

(Loss) Income before provision for income taxes	(430)	(34.6)%	692	7.0%
Provision for income taxes	0	-%	16	0.2%
Net (Loss) income	$(430)	(34.6)%	$676	6.8%

Preferred stock dividend	38	3%	38	0.4%
Net (Loss) income available to common shareholders	$(468)	(37.7)%	$638	6.4%
Other comprehensive income:
Foreign currency translation adjustment	442	35.6%	345	3.5%

Comprehensive income	$12	1.0%	$1,021	10.3%

Results of Operations for the Three Months ended March 31, 2013 Compared to the Three Months ended March 31, 2012

Revenues. For the three months ended March 31, 2013, we had net revenues of $1,241,000, as compared to net revenues of $9,930,000 for the three months ended March 31, 2012, a decrease of 87.5%. Revenue and changes for each product line is summarized as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012	(Decrease)	Percentage Change
Corn	$206	$7,550	$(7,344)	(97.3)%
Corn seeds	1,035	2,276	(1,241)	(54.5)%
Other	-	104	(104)	(100.0)%

Total revenues	$1,241	$9,930	$(8,689)	(87.5)%

The decrease in revenues from the sale of corn was primarily attributable to the decrease in sales volume from 2012 to 2013. For the three months ended March 31, 2013, we sold approximately 587 metric tons of corn compared to 22,831 metric tons for the three months ended March 31, 2012, a decrease of approximately 22,244 metric tons or 97.4%. The average per metric ton selling price increase by approximately $11.5 or 3.4% from approximately $339.4 per metric ton for the period ended March 31, 2012 to approximately $350.9 per metric ton for the period ended March 31, 2013. The increase in our average per metric ton selling price was primarily due to the overall increase in the PRC corn market price. The significant decrease in sales volume in 2013 was because several of our major customers in Guangxi province reduced their purchases from us in 2013. As the northeast region of China experienced unfavorable weather conditions in 2012, the corn price in the northeast region increased in later part of 2012. However, the corn price in the southern part of China did not react as quickly. We delayed signing of corn sales contracts and/or shipping our corn products during the first quarter of 2013 in anticipation of the better market price in southern China in the later part of 2013. As a result, our revenue decreased in 2013.

The decrease in revenues from the sale of corn seed was attributable to the decrease in sales volume from 2012 to 2013 and partially offset by the higher average per metric ton selling price. We sold approximately 271 metric tons of corn seeds for the three months ended March 31, 2013 as compared to 757 metric tons of corn seeds for the three months ended March 31, 2012. For the 2013 corn growing season, we had more corn seed customers made purchases earlier in the 4th quarter of 2012; as such, we did not have as much corn seed inventory for sale in the first quarter of 2013. At the end of March 31, 2013, our entire corn seed inventory for the 2013 corn growing season was sold. We expect to start selling our corn seed products for the 2014 corn growing season in the fourth quarter of 2013. The average per metric ton selling price increase by approximately $812.6 or 27.3% from approximately $3,006.6 per metric ton for the period ended March 31, 2012 to approximately $3,819.2 per metric ton for the period ended March 31, 2013.

We generated other revenue primarily from the corn storage services we provided to a food processer. We did not generate other revenue for the three months ended March 31, 2013. For the three months ended March 31, 2012, we generated other revenue in the amount of approximately $104,000.

Cost of sales. Cost of sales decreased by $7,470,000, or 91.9%, from $8,131,000 for the three months ended March 31, 2012 to $661,000 for the three months ended March 31, 2013 and was primarily attributable to the decrease in corn cost and the corn seed costs. Our corn costs were approximately $199,000 for the three months ended March 31, 2013 and $7,021,000 in the three months ended March 31, 2012. The decrease was primarily due to the decrease in the corn sales volume and partially offset by a 7.5% increase in the corn unit cost.

Our corn seed costs were approximately $462,000 for the three months ended March 31, 2013 as compared to $1,090,000 for the three months ended March 31, 2012.  The corn seed cost was approximately $1,704 per metric tons for the three months ended March 31, 2013 as compared to $1,440 per metric tons for the three months ended March 31, 2012. The increase in corn seed per metric ton cost was primarily due to increase in corn seed cultivation costs incurred by our contracted seed grower in Xinjiang.

Cost of goods sold related to other revenue was primarily related to the amortization on our storage facility rented by our customer and related sales taxes. For the three months ended March 31, 2012, cost of goods sold for other revenue was approximately $20,000.

Gross profit and gross margin. Our gross profit was $580,000 for the three months ended March 31, 2013 as compared to $1,798,000 for the three months ended March 31, 2012, representing gross margins of 46.8% and 18.1%, respectively. The increase in our gross margin percentage was mainly attributable to our corn seed business as a percentage of our total revenue and partially offset by the decrease in the gross margin from our corn business.  Gross margin percentages by product line are as follows:

	For the Three Months Ended March 31,
	2013	2012
Corn	3.4%	7.0%
Corn seeds	55.4%	52.1%
Other	-%	80.5%

Overall gross profit %	46.8%	18.1%

The gross profit margin percentage for our corn business decreased to 3.4% for the three months ended March 31, 2013 from 7.0% for the three months ended March 31, 2012 as the corn price continued to increase in the market and we had to fulfill previously signed contracts with sales prices that were pre-determined.

The gross profit margin percentage for our corn seed business increased to 55.4% for the three months ended March 31, 2013 from 52.1% for the three months ended March 31, 2012 as our new corn seed products were well received in the market and we were able to sell them at a higher price in 2013.

The gross margin percentage for other revenue was 80.5% in the three months ended March 31, 2012.

Research and development expenses. Research and development costs, which consist of fees incurred for third party seed experts for research and development related activities conducted for the Company and the depreciation and amortization expenses incurred on the Demonstration Park which was designated for use in seed related research and development activities, totaled $101,000 for period ended March 31, 2013. We started conducting research and development activities related to corn seeds in the Demonstration Park and other locations in the second quarter of 2012, as such, we did not incur research and development expenses in the first quarter of 2012.

Selling expenses. Selling expenses were $23,000 for the three months ended March 31, 2013 and $63,000 for the three months ended March 31, 2012, a decrease of $40,000 or 63.0%.  Selling expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Shipping and freight	$17	$52
Storage, packaging and handling	1	1
Other	5	10
	$23	$63

In the three months ended March 31, 2013, shipping and freight decreased by $35,000 or 67.3% as compared to the three months ended March 31, 2012 as fewer shipments were made in 2013.

Storage, packaging and handling fee mainly includes warehouse management fees and the corn packaging and handling fees. The costs remained materially consistent for the three months ended March 31, 2013 and 2012.

 In the three months ended March 31, 2013, other selling expenses decreased by $5,000 or 50% as compared to the three months ended March 31, 2012. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $596,000 for the three months ended March 31, 2013, as compared to $557,000 for the three months ended March 31, 2012, an increase of $40,000 or 7.1%. General and administrative expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Compensation and related benefits	$176	$151
Depreciation and amortization	117	119
Professional fees	232	185
Other taxes	29	29
Other	42	73
	$596	$557

In the three months ended March 31, 2013, compensation and related benefits increased by $25,000 or 16.6% as compared to the three months ended March 31, 2012. The increase was primarily attributable to increased in the number of administrative staff and the average salary rate for our administrative staff.

Depreciation and amortization expenses remained materially consistent for the three months ended March 31, 2013 as compared to 2012.

In the three months ended March 31, 2013, professional fees increased by $47,000 or 25.4%. The increase was primarily attributable to increased in the legal fees related to the potential joint venture opportunities incurred in 2013.

Other taxes remained consistent for the three months ended March 31, 2013 as compared to 2012.

In the three months ended March 31, 2013, other general and administrative expenses decreased by $31,000 or 42.5%, and were primarily attributable to decrease in office and travel and entertainment related expenses and other miscellaneous expenses.

Income (loss) from operations. For the three months ended March 31, 2013, loss from operations was $140,000 as compared to income from operations $1,179,000 for the three months ended March 31, 2012, a decrease of $1,319,000 or 111.9%.

Other expenses. For the three months ended March 31, 2013, other expenses amounted to $290,000 as compared to other expenses of $487,000 for the three months ended March 31, 2012, a decrease of $197,000 or 40.5%. We incurred more interest expenses result of the decrease in interest expense as a result of our weight average bank loan outstanding amount was lower in 2013.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang Agriculture has a status as an agricultural preliminary processor pursuant to the PRC tax code and Hengchang Agriculture is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $0 and $16,000 for the three months ended March 31, 2013 and 2012, respectively. The estimated tax savings due to the Hengchang Agriculture tax exemption for the three months ended March 31, 2013 and 2012 amounted to approximately $0 and $244,000, respectively.

Net income (loss). As a result of the factors described above, our net loss for the three months ended March 31, 2013 was $430,000 and our net income for the three months ended March 31, 2012 was $676,000, a decrease of $1,106,000 or 163.6%. The decrease was primarily due to the decrease of sales revenue in 2013.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $442,000 and $345,000 for the three months ended March 31, 2013 and 2012, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2013 and 2012, comprehensive income of $12,000 and $1,021,000, respectively were derived from the sum of our net loss of $430,000 plus foreign currency translation gains of $442,000 in the three months ended March 31, 2013 and net income of $676,000 plus foreign currency translation gains of $345,000 in the three months ended March 31, 2012, respectively.

Liquidity and Capital Resources

On December 20, 2011, we completed a private offering (the “Offering”) consisting of 752,200 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Shares”), at a purchase price of $2.00 per share to certain investors. An aggregate of 752,200 Shares were sold in the Offering for gross proceeds to the Company of $1,504,400. As a result of the Offering, the Company issued an aggregate of 752,200 Shares as well as warrants to acquire an aggregate of 50,176 shares of our common stock to the placement agent in the Offering.

At March 31, 2013, our balance of cash was $21,153,305 comparing to $11,371,975 as of December 31, 2012. The increase in our cash balance was attributable to the net cash provided by operating activities and financing activities and partially offset by the net cash used in investing activities. Majority of these funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facility and the acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance higher level of inventories,

●	an increase in working capital requirements to lease farm lands for crop cultivations,

●	addition of administrative and sales personnel as the business grows,

●	increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	development of new products in the seed industry to complement our current products,

●	the cost of being a public company and the continued increase in costs due to governmental compliance activities,

●	capital expenditures for construction of plant facilities and machinery and equipments, and

●	capital requirements to obtain a seed production license.

 Changes in our working capital position are summarized as follows:

	March 31, 2013	December 31, 2012	Increase
Current assets	$78,730,246	$71,506,310	$7,223,936
Current liabilities	27,218,040	20,179,544	7,038,496
Working capital	$51,512,206	$51,326,766	$185,440

 Our working capital increased approximately $185,000 primarily attributable to:

●	a net increase in cash and cash equivalent of approximately $9,781,000;

Offset by:

●	a net decrease in accounts receivable of approximately $2,304,000; and
●	an increase in loan payable of approximately $6,440,000.

We require capital to purchase corn inventory and fund our working capital needs. During the three months ended March 31, 2013 and 2012, pursuant to loan agreements, we borrowed approximately $6,364,000 and $18,038,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $0 and $12,658,000 of the loan during the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, loans payable consisted of the following:

	March 31, 2013	December 31, 2012
Loan payable under a group loan agreement to Jilin Gongzhuling Rural Cooperative Bank, due in September 2013 with annual interest at the banks base interest rate plus 50% (9.00% at March 31, 2013) secured by assets of the Company.	$6,367,804	$-
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at March 31, 2013 and December 31, 2012) secured by assets of the Company.	7,004,585	6,966,324
Loan payable to China Construction Bank Siping Branch, due in August 2013 with annual interest at the banks base interest rate plus 20% (7.38% at March 31, 2013 and December 31, 2012) secured by assets of the Company.	6,288,207	6,253,859
	$19,660,596	$13,220,183

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

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$3,236,841	$(1,829,725)
Cash flows (used in) investing activities	$(48,271)	$(356,310)
Cash flows provided by financing activities	$6,524,937	$10,196,974
Net increase in cash and cash equivalents	$9,781,330	$8,045,810

Net cash flow provided by operating activities was approximately $3,237,000 for the three months ended March 31, 2013 as compared to net cash flow used in operating activities of $1,830,000 for the three months ended March 31, 2012.

Net cash flow provided by operating activities for the three months ended March 31, 2013 was mainly due to

●	changes in operating assets and liabilities consisting primarily of, a decrease in accounts receivable of approximately $2,451,000,and a decrease in inventories of approximately $415,000; and

●	offset by net loss of approximately $430,000, adjusted for the add back of non-cash items such as depreciation and the amortization of land use rights of approximately $385,000.

Net cash flow used in operating activities for the three months ended March 31, 2012 was mainly due to

●
changes in operating assets and liabilities consisting primarily of, an increase in prepaid VAT taxes of approximately $811,000, an increase in inventories of approximately $4,757,000 and a decrease in advances from customers of approximately $8,666,000; and

●
offset by net income of approximately $676,000, adjusted for the add back of non-cash items such as depreciation and the amortization of land use rights of approximately $252,000, and changes in operating assets and liabilities consisting of a decrease in accounts receivable of approximately $8,153,000, a decrease in advances to suppliers of approximately $3,242,000.

Net cash flow used in investing activities was approximately $48,000 for the three months ended March 31, 2013 as compared to net cash used in investing activities of approximately $356,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013, we purchased property and equipment and intangible assets for approximately $48,000. During the three months ended March 31, 2012, we purchased property and equipment and for approximately $356,000.

Net cash flow provided by financing activities was approximately $6,525,000 for the three months ended March 31, 2013 as compared to net cash flow provided by financing activities of approximately $10,197,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013, we received proceeds from bank loan of approximately $6,364,000 and cash proceeds from a related party of approximately $161,000. During the three months ended March 31, 2012, we received proceeds from short-term bank loan of approximately $18,038,000 and capital contribution from our CEO and COO of approximately $4,747,000. We repaid short-term bank loan of approximately $12,658,000.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2013, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Payments Due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Loan payable	$19,661	$19,661	$-	$-	$-

Land lease	78,749	5,250	10,500	10,500	52,499
Total Contractual Obligations:	$98,410	$24,911	$10,500	$10,500	$52,499

(1)	Represents estimates remaining construction costs to build a grain storage facility.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our unaudited condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended March 31, 2013 and 2012, we had unrealized foreign currency translation gain of $442,218 and $345,071, because of the change in the exchange rate.

Related Party Transactions

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

At March 31, 2013 and December 31, 2012, due to related parties consisted of the following:

	March 31, 2013	December 31, 2012
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,691,054	$3,551,175
Yufeng Wei (Chief operating officer)	1,264,078	1,236,559
Dore Perler (Director)	11,875	5,625
Megan Penick (Director)	11,875	5,625
Li Changhua (Director)	15,625	9,375
Total	$4,994,507	$4,808,359

Jilin Hengchang Fertilizer Co., Ltd.

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr. Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at March 31, 2013.  Hengchang Fertilizer started its operations in February 2012. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet. Hengchang Agriculture intends to acquire 100% of the ownership in Hengchang Fertilizer by June 30, 2013.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. For the periods ended March 31, 2013 and 2012, we had unrealized foreign currency translation gain of $442,218 and $345,071, respectively, because of the change in the exchange rate.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest-rate hedging contracts to manage our exposure to changing interest rates. At March 31, 2013, we had $19.7 million of debt outstanding at a weighted average interest rate of 8.4%. A one percentage change in the weighted average rate would affect annual interest by approximately $197,000.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushsan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that there is a material weakness in our internal control over financial reporting as of March 31, 2013. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Note On Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Quarterly Report.

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

We rely on three significant customers to purchase our corn and one significant customer to purchase our corn seeds, so the decrease in business from one or both of these significant customers could have a material adverse impact on our business .

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

During the year ended December 31, 2012, approximately 59.5% of our corn and corn seed supply was from two suppliers —

-	Huanglong Food Industry, Co, Ltd.; (accounting for 25% of our total purchases and 39.7% of corn supply);
-	Niu Miao (corn seed producer) (accounting for 34.5% of our total purchases and 100% of our corn seed supply).

During the year ended December 31, 2011, approximately 31% of our corn and corn seed supply was from two suppliers —

-	Gongzhuling Jinyu Grain Purchase and Storage Co., Ltd. (accounting for 15% of our total purchases and 18% of corn supply);
-	Niu Miao (corn seed producer) (accounting for 16% of our total purchases and 100% of our corn seed supply).

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

None.

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

GSP-2, INC.

Date: May 20, 2013	By:	/s/ Yushan Wei
Yushan Wei, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2013	By:	/s/ Yuejun Li
Yuejun Li, Chief Financial Officer
(Principal Financial Officer)