Form 10-Q
period 2013-06-30
GSP-2, INC.
filed 2013-08-19
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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
Yes   ☐    No   ☒

There were 14,233,880 shares of the Registrant’s Common Stock outstanding at August 19, 2013.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GSP-2 INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,246,011	$11,371,975
Accounts receivable	17,253,217	26,960,258
Advance payments to suppliers	4,656,141	4,756,653
Prepaid VAT taxes	2,728,968	2,950,275
Inventories	23,394,063	25,066,211
Deferred inventory costs	13,462,034	-
Prepaid expenses and other assets	13,047	84,287
Deposit on loan gurantee agreement and auction deposit	580,621	316,651

Total Current Assets	75,334,102	71,506,310

PROPERTY AND EQUIPMENT - net	19,095,223	19,238,776

OTHER ASSETS:
Investment in related party company	775,670	158,326
Land use rights, net	14,084,082	13,995,178

Total Other Assets	14,859,752	14,153,504

Total Assets	$109,289,077	$104,898,590

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$13,574,222	$13,220,183
Accounts payable	297,393	183,437
Facility and land use right payable	-	-
Advances from customers	2,380,758	732,521
Other payable	1,509,420	379,947
Due to related parties	5,004,279	4,808,359
Tax payable	712,169	700,123
Dividend payable	230,194	154,974

Total Current Liabilities	23,708,435	20,179,544

Total Liabilities	23,708,435	20,179,544

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 100,000,000 shares authorized,
752,200 issued and outstanding at June 30, 2013 and December 31, 2012)	$752	752
Common Stock ($0.001 par value, 100,000,000 shares authorized,
14,233,880 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	14,234	14,234
Additional paid-in capital	17,342,820	17,342,820
Retained earnings	60,531,243	61,419,489
Statutory reserves	2,580,884	2,580,884
Accumulated other comprehensive income - foreign currency translation adjustment	5,110,709	3,360,867

Total Shareholders' Equity	85,580,642	84,719,046

Total Liabilities and Shareholders' Equity	$109,289,077	$104,898,590

See notes to unaudited condensed consolidated financial statements

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES	$4,941,909	$1,732,507	$6,183,215	$11,662,134

COST OF REVENUES	4,222,897	1,626,608	4,883,794	9,757,937

GROSS PROFIT	719,012	105,899	1,299,421	1,904,197

OPERATING EXPENSES:
Research and development	102,554	280,424	203,879	280,424
Selling	74,314	125,127	97,448	187,664
General and administrative	509,417	322,555	1,105,815	879,346
Total Operating Expenses	686,285	728,106	1,407,142	1,347,434

INCOME (LOSS) FROM OPERATIONS	32,727	(622,207)	(107,721)	556,763

OTHER INCOME (EXPENSES):
Interest income	14,421	11,447	28,941	14,504
Interest expense	(429,248)	(584,757)	(733,266)	(1,074,326)
Other expense	(875)	1,345	(980)	1,345
Total Other (Expenses)	(415,702)	(571,965)	(705,305)	(1,058,477)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(382,975)	(1,194,172)	(813,026)	(501,714)

PROVISION FOR INCOME TAXES	-	18,728	-	35,141

NET (LOSS)	(382,975)	(1,212,900)	(813,026)	(536,855)

PREFERRED STOCK DIVIDEND	37,610	37,610	75,220	75,220

NET (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(420,585)	$(1,250,510)	$(888,246)	$(612,075)

COMPREHENSIVE INCOME (LOSS):
NET (LOSS)	$(382,975)	$(1,212,900)	$(813,026)	$(536,855)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain	1,404,771	54,564	1,749,842	399,635
COMPREHENSIVE INCOME (LOSS)	$1,021,796	$(1,158,336)	$936,816	$(137,220)

EARNINGS PER COMMON SHARE:
Basic	$(0.03)	$(0.09)	$(0.06)	$(0.04)
Diluted	$(0.03)	$(0.09)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,233,880	14,208,880	14,233,880	14,153,010
Diluted	14,233,880	14,208,880	14,233,880	14,153,010

See notes to unaudited condensed consolidated financial statements

GSP-2 INC. AND SUBSIDARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(813,026)	$(536,855)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	616,634	358,716
Amortization of intangible assets	136,482	133,011
Common stock issued for services	-	24,375
Changes in assets and liabilities:
Accounts receivable	10,166,123	17,639,344
Prepaid VAT taxes	279,585	(2,240,124)
Inventories	2,169,283	(15,100,359)
Deferred inventory cost	(13,269,294)	(12,947,403)
Prepaid and other current assets	71,739	134
Advances to suppliers	196,923	7,024,134
Accounts payable	111,360	(444,360)
Other payable	1,110,894	73,881
Taxes payable	(2,401)	33
Advances from customers	1,617,482	(3,873,413)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,391,784	(9,888,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt from collections of loans receivable	-	-
Investment in related party company	(608,200)	-
Purchase of property and equipment	(80,621)	(504,176)
Purchase of land use rights	(2,065)	(123,310)

NET CASH (USED IN) INVESTING ACTIVITIES	(690,886)	(627,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	6,402,110	18,022,291
Payments of loans payable	(6,322,084)	(12,647,222)
Change in restricted cash	-	(9)
Deposit on loan gaurantee agreement	(254,964)	(316,181)
Proceeds from related party advances	102,818	160,291
Capital contribution	-	7,114,062

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(72,120)	12,333,232

EFFECT OF EXCHANGE RATE CHANGE ON CASH	245,258	47,657

NET INCREASE IN CASH	1,874,036	1,864,517

CASH - beginning of period	11,371,975	6,949,341

CASH - end of period	$13,246,011	$8,813,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$733,266	$1,073,247
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued to offset accounts payable and related party payable	$-	$293,386
Acquisition of property, land use right and construction in progress for facility and land use right payable and tax payable	$-	$145,349

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

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

The Company’s unaudited condensed consolidated financial statements include the accounts of its affiliate, Hengjiu, which is under common control with Hengchang Agriculture. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10K report for the year ended December 31, 2012.

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

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and six months ended June 30, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $4,656,141 and $4,756,653 at June 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at June 30, 2013 and December 31, 2012.

Deferred inventory costs

Deferred inventory costs consist of costs for parental seed costs and production fees paid to a third party seed grower to grow hybrid seeds for the Company. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of June 30, 2013 and December 31, 2012, the deferred inventory costs were $13,462,034 and $0, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and six months ended June 30, 2013 and 2012.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At June 30, 2013 and December 31, 2012, advances from customers amounted to $2,380,758 and $732,521, respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $35,765 and $39,982 for the three months ended June 30, 2013 and 2012, respectively. Shipping costs totaled $38,791 and $54,261 for the six months ended June 30, 2013 and 2012, respectively.

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

Asset and liability accounts at June 30, 2013 and December 31, 2012 were translated at 6.1882 RMB to $1.00 and at 6.3161 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three and six months ended June 30, 2013 and 2012 were 6.2479 RMB and 6.3255 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three and six months ended June 30, 2013 and 2012, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) available to common shareholders for basic net (loss) per common share	$(420,585)	$(1,250,510)	$(888,246)	$(612,075)
Add: preferred stock dividend	-	-	-	-
Net (loss) available to common shareholders for diluted net (loss) per common share	$(420,585)	$(1,250,510)	$(888,246)	$(612,075)

Weighted average common share outstanding - basic	14,233,880	14,208,880	14,233,880	14,153,010
Effect of dilutive securities:
Warrants	*	*	*	*
Series A convertible preferred stock	*	*	*	*
Weighted average common share outstanding - diluted	14,233,880	14,208,880	14,233,880	14,153,010
Net (loss) per common share - basic	$(0.03)	$(0.09)	$(0.06)	$(0.04)
Net (loss) per common share - diluted	$(0.03)	$(0.09)	$(0.06)	$(0.04)

*75,220 warrants and 752,200 Series A convertible preferred stock were excluded from the calculation due to anti dilutive effect.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At June 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
Defeng Seed Co., Ltd.	$45,004	$5,585,487
Nanning Granary Reserve	8,189,031	11,664,692
Jilin Dida Starch Biochemical Co., Ltd.	8,715,307	8,538,823
Liuzhou Granary Reserve	-	1,006,914
Others	303,875	164,342
Less: allowance for doubtful accounts	-	-
	$17,253,217	$26,960,258

At June 30, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 - INVENTORIES

At June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30, 2013	December 31, 2012
Finished goods	$23,349,116	$25,039,329
Packaging materials	44,947	26,882
	23,394,063	25,066,211
Less: reserve for obsolete inventory	-	-
	$23,394,063	$25,066,211

NOTE 4 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At June 30, 2013 and December 31, 2012, advance payments to suppliers consisted of the following:

	June 30, 2013	December 31, 2012
Advance payments to corn suppliers	$4,629,964	$4,657,155
Other	26,177	99,498
	$4,656,141	$4,756,653

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	June 30, 2013	December 31, 2012
Office equipment and furniture	4 - 10 Years	$89,902	$85,127
Manufacturing equipment	5 - 10 Years	1,070,742	1,016,633
Vehicles	4 - 10 Years	1,996,162	1,910,618

Building and building improvements	8 - 20 Years	18,860,464	18,479,295
		22,017,270	21,491,673
Less: accumulated depreciation		(2,922,047)	(2,252,897)
		$19,095,223	$19,238,776

For the three months ended June 30, 2013 and 2012, depreciation expense amounted to $298,266 and $180,060, respectively. For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $616,634 and $358,716 respectively.

NOTE 6- INVESTMENT IN RELATED PARTY COMPANY

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Hengchang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr.Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at June 30, 2012.  Hengchang Fertilizer started its operations in February 2012 and it generated minimal profit since it first started operations. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet.

In May 2013, Hengchang Agriculture, Hunan Jiuding Technology (Group) Ltd. and a PRC individual formed a PRC limited company, Siping Jiuding Hengchang Farming Ltd. (“Jiuding Hengchang Farming”) in Jilin province, P.R.C. under laws of the PRC with a registered capital RMB 10.0 million (approximately $1.6 million). Jiuding Hengchang Farming is a farming company that intends to produce and sell animal feeds. Hengchang Agriculture, Hunan Jiuding Technology (Group) Ltd. and the PRC individual contributed RMB 3.8 million (approximately $614,000), RMB 5.7 million (approximately $921,000) and RMB 0.5 million (approximately $81,000), respectively, to Jiuding Hengchang Farming as registered capital.  Hengchang Agriculture owns 38% of Jiuding Hengchang Farming at June 30, 2013. The investment in Jiuding Hengchang Farming is recorded using the equity method on the accompanying balance sheet.

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

NOTE 7 – LAND USE RIGHTS (continued)

The Company’s seed rights consist of purchased seed rights relating to produce two varieties of corn seed, Hengyu 218 and Hengyu 398 in Jilin province. The seed rights have a useful life of five years. The Company amortizes the seed rights on a straight-line basis over the useful life. At June 30, 2013 and December 31, 2012, intangible assets consisted of the following:

	Useful Life	June 30, 2013	December 31, 2012
Land use rights	50 Years	$14,245,861	$13,960,514
Seed rights	5 Years	646,392	633,302
Software	3 Years	5,278	-
Less: accumulated amortization		(813,449)	(598,638)
		$14,084,082	$13,995,178

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:
2014	$401,618
2015	401,618
2016	401,618
2017	401,618
2018	401,618
Thereafter	12,075,992
$14,084,082

For the three months ended June 30, 2013 and 2012, amortization expense amounted to $69,358 and $60,005, respectively.  For the six months ended June 30, 2013 and 2012, amortization expense amounted to $136,482 and $133,011, respectively. At June 30, 2013, $64,021 of the seed right amortization cost was transferred to deferred inventory cost and the amount will be transferred to inventories at the time of seed harvests.

NOTE 8 – ADVANCES FROM CUSTOMERS

At June 30, 2013 and December 31, 2012, advances from customers consisted of the following:

	June 30, 2013	December 31, 2012
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$1,996,060	$-
Central Grain Reserve Gongzhuling Depot	158,366	155,159
Liuzhou Fengfu Feed Company	226,332	213,739
Yulin Liyuan Feed Co., Ltd	-	187,584
Others	-	176,039
Total	$2,380,758	$732,521

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related party

At June 30, 2013 and December 31, 2012, due to related parties consisted of the following:

	June 30, 2013	December 31, 2012
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,653,385	$3,551,175
Yufeng Wei (Chief operating officer)	1,302,769	1,236,559
Dore Perler (Director)	13,125	5,625
Megan Penick (Director)	13,125	5,625
Li Changhua (Director)	21,875	9,375
Total	$5,004,279	$4,808,359

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

NOTE 10 – LOANS PAYABLE

At June 30, 2013 and December 31, 2012, loans payable consisted of the following:

	June 30, 2013	December 31, 2012
Loan payable under a loan agreement to Jilin Gongzhuling Rural Cooperative Bank, due in September 2013 with annual interest at the banks base interest rate plus 50% (9.00% at June 30, 2013) secured by assets of the Company.	$6,463,915	$-
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at June 30, 2013 and December 31, 2012) secured by assets of the Company.	7,110,307	6,966,324
Loan payable to China Construction Bank Siping Branch, due in August 2013 with annual interest at the banks base interest rate plus 20% (7.38% at June 30, 2013 and December 31, 2012) secured by assets of the Company.	-	6,253,859
	$13,574,222	$13,220,183

In February 2013, the Company obtained a loan agreement (the “February 2013 Loan”) for RMB 40 million (approximately $6.4 million) with an annual interest at the bank’s base interest rate plus 50% through September 2013 with Jilin Gongzhuling Rural Cooperative Bank. The Company is required to repay the loan amount on September 30, 2013.

The Company has two loan agreements with the availability to borrow up to RMB 44 million (approximately $7.0 million) with an annual interest at the bank’s base interest rate plus 50% through November 2015 with Jilin Gongzhuling Rural Cooperative Bank (the “Rural Coop Loan”). Under the Rural Coop Loan, the Company is permitted to borrow in tranches and the borrowing amount in each tranche should be no less than RMB 5 million (approximately $796,000). The borrowing period for each tranche should be no less than 210 days and no longer than 12 months. At June 30, 2013, the Company has drawn the maximum RMB 44 million under the Rural Coop Loan.

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

The table below summarizes the reconciliation of the Company’s unaudited income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax provision at China statutory rate of 25%	$-	$18,728	$-	$35,141
Permanent difference - China tax exemption	-	-	-	-
Total provision for income tax	$-	$18,728	$-	$35,141
Basic and diluted net income per share effect	$0.00	$0.00	$0.00	$0.00

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

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Warrants

Warrant activity for the six months ended June 30, 2013 is summarized as follows:

	Six Months Ended June 30, 2013
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2012	75,220	$2.4
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2013	75,220	$2.4
Warrants exercisable at June 30, 2013	75,220	$2.4

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2013:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Exercise Price
$2.40	75,220	3.50	$2.40	75,220	$2.40
	75,220	3.50	$2.40	75,220	$2.40

NOTE 13 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. The balance of statutory reserve represents the accumulated balance of the restricted net assets maintained by the Company. The accumulated balance of the statutory reserve of the Company as of June 30, 2013 and December 31, 2012 was $2,580,884 and $2,580,884, respectively.

For the six months ended June 30, 2013, statutory reserve activity is as follows:

	Hengchang Agriculture	Hengjiu	Total
Balance – December 31, 2012	$2,580,884	$-	$2,580,884
Addition to statutory reserves	-	-	-
Balance – June 30, 2013	$2,580,884	$-	$2,580,884

NOTE 14 – CONCENTRATIONS

As of June 30, 2013 and December 31, 2012, the Company held cash in the PRC banks of $13,232,454 and $11,357,179, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

Customers

Two customers accounted for approximately 21.0% and 44.5% of the Company’s revenue during the three months ended June 30, 2013, respectively. Two customers account for approximately 16.7% and 35.5% of the Company’s revenue during the six months ended June 30, 2013, respectively. At June 30, 2013, the amount for accounts receivable from the two customer accounted for approximately 1.8% of the Company’s total accounts receivable. Three customers accounted for approximately 58.8%, 21.7%, and 13.4% of the Company’s revenue during the three months ended June 30, 2012, respectively. Two customers accounted for approximately 61.8% and 12.4% of the Company’s revenue during the six months ended June 30, 2012, respectively. At June 30, 2012, these customers did not have any outstanding accounts receivable.

Suppliers

One supplier accounted for 80.7% of the Company’s purchases during the three months ended June 30, 2013. The Company did not have any outstanding payable to the supplier. The supplier accounted approximately for 79.4% of the Company’s purchases during the six months ended June 30, 2013. At June 30, 2013, the Company did not have any outstanding payable to the supplier. One supplier accounted approximately for 75.2% of the Company’s purchases during the three months ended June 30, 2012. Two suppliers accounted approximately for 48.1% and 11.8% of the Company’s purchases during the six months ended June 30, 2012, respectively. At June 30, 2012, the Company did not have any outstanding payable to these suppliers and approximately 97.5 % of the Company’s advance payments to suppliers were made to one of the two suppliers.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 (approximately $77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. Two new seed varieties developed by Jilin Academy for the Company passed the provincial level approval in 2012. In addition to the contracted approval award amounts, the Company agreed to reimburse the certain research and development expenses incurred by the project experts. The total amount paid for the two approval new seed varieties was RMB 4,000,000 (approximately $637,000 and $633,000 at June 30, 2013 and December 31, 2012, respectively) and was included in the intangible asset at June 30, 2013 and December 31, 2012.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Future minimum land lease payments required under the land lease agreements are as follows:

Periods Ending June 30:
2014	$5,281,741
2015	5,281,741
2016	5,281,741
2017	5,281,741
2018	5,281,741
Thereafter	52,817,404
Total	$79,226,109

NOTE 16- SUBSEQUENT EVENT

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

As a result of our acquisition of Shiny Gold, Shiny Gold became our wholly owned subsidiary and we have assumed the business and operations of Shiny Gold and its subsidiaries. We are now a China-based agriculture company which engages in research, genetic development and distribution of corn seed, cultivation, production, purchasee, storage, and distribution of corn and other agriculture products. We sell high quality agricultural products as raw materials for commercial livestock feeding and for other renewable energy uses.  We plan to change our name to more accurately reflect our new business operations.

Our Products

We purchase, store and sell corn and corn seed in China. We currently have the capacity to purchase and store up to 400,000 tons of corn and corn seeds on an annual basis. With respect to our corn business, we purchase fresh corn from farmers during early November of each calendar year. We dry the corn purchased, and since such corn contains high moisture levels, and we turn the corn into easy-to-store dry corn. After the drying process, the corn contains a safe moisture level and we are able to store the dry corn in our warehouse. The purchasing and drying process generally continues through August. The majority of the dry corn is sold to provincial granaries as food reserve in the Guangxi autonomous area, and the remaining issold to companies in the animal feed industry.

We also breed hybrid corn seeds through seed breeders. We provide the parent seed combinations to the seed breeder and the seed breeder is responsible for breeding the seeds in accordance with a set hybrid corn seed production process. Harvested seeds are shipped to us from the seed breeder. We sell the corn seeds to our customers. Our largest seed customer, Defeng Seed Co., Ltd., accounted approximately for 19.5% of our seed sales in 2012, and the rest of the corn seeds are  sold to local distributors who in turn sold to local farmers. We expect to begin to sell our 2013 growing season corn seeds in the fourth quarter of 2013.

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

We acquired the land use rights and other fixed assets in Jilin National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011. The Demonstration Park is located on 180,000 square meters of land. The land certificate and property ownership certificate of the Demonstration Park were originally issued in the name of the seller when the Demonstration Park was first established. Currently, we do not directly own the land use rights, but lease the rights from the seller. We are in the process of working with such seller to have the land use rights transferred to us and we expect the process will be completed by December 31, 2013. The Demonstration Park is designated for seed research and development purposes, and the majority of the land in the Demonstration Park has been used as new seed test plots since 2012.

Growth Strategy

We anticipate growing our business through developing and producing new corn seed varieties, acquisition of additional land use rights, cultivation of land, and modernization of farming techniques. We believe that our future success depends on our ability to provide high quality and advanced corn seed products to our customers. Although we currently do not have a dedicated research team in-house, we conduct research and development in cooperation with several research and development institutions and seed experts.  Additionally, we are also exploring an opportunity to start a joint venture with an international seed company in the PRC to further enhance our research and development effort. Once we have new corn seed varieties developed and approved by the government, we believe that will be able to produce and distribute the hybrid corn seeds and increase our market share in the corn seed industry.

We plan to grow corn and rice on our leased land using the mechanized growing technology. We engage qualified and experienced farming professionals to manage the cultivation process for us. We believe that the strategy will streamline the corn and rice growing process, help to reduce the growing costs, better control quality of the crops that we grow, as we will be able to enjoy the economy of scale and utilize the in-house technicians and experts we have to provide crop quality monitoring and control. We signed agreements to lease approximately 7,900 acres of farming land use right in 2012. In the summer of 2012, we began to cultivate and farm the land. We  cultivated and farmed approximately 474.5 acres of the land. The lease payment on the uncultivated land was waived by the lessor. We harvested approximately 1,500 tons of corn and 328 tons of rice and we expect to begin selling the self cultivated corn and rice in the summer of 2013. In order to cultivate the entire 7,900 acres of farm land in 2013, we will need to raise funds to meet the additional working capital needs.

Our state of the art facilities are set up to separate, store and distribute corn products for us and the local farmers. This unique operating process facilitates the sales of the seeds all the way through to the distribution and sales of the harvested corn. Additional growth strategy for us lies in our acquisition of land use rights. We anticipate acquiring 17,000 additional land use acreage rights by end of 2014 but have not yet entered into any acquisition agreements. Our ultimate goal to cultivate and harvest more than 50,000 acres of corn by 2016, if achieved, will more than double our current volume, and with the increased efficiency we expect to continue to increase our profits. However, there is no guarantee that we will be able to achieve such land acquisitions, the volume, efficiency, or profit growth goals that we described above.

We formed two agricultural cooperative associations with several other individuals in 2011. Being a founding member of the cooperative associations will enable us to have direct access to farmer members’ crop products, and obtain the crop products at a competitive price which in turn will allow us to enjoy higher profit margin. We will also be able to distribute our seed products directly to farmer members. Through the agricultural cooperative associations, our farmer members are be able to purchase seeds from us at a lower than market price while we are able to sell our seeds to the members at a price higher than we sell to distributors.

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data (dollars in thousands).

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Revenues	$4,942	100.0%	$1,733	100.0%	$6,183	100.0%	$11,662	100.0%
Cost of revenues	4,223	85.5%	1,627	93.9%	4,884	79.0%	9,758	83.7%
Gross profit	719	14.5%	106	6.1%	1,299	21.0%	1,904	16.3%
Operating expenses	686	13.9%	728	42.0%	1,407	22.8%	1,347	11.6%
Income (loss) from operations	33	0.7%	(622)	(35.9)%	(108)	(1.7)%	557	4.8%
Other expenses	(416)	(8.4)%	(572)	(33.0)%	(705)	(11.4)%	(1,058)	(9.1)%
(Loss) before provision for income taxes	(383)	(7.7)%	(1,194)	(68.9)%	(813)	(13.1)%	(502)	(4.3)%
Provision for income taxes	-	-%	19	1.1%	-	-%	35	0.3%
Net (Loss)	$(383)	(7.7)%	$(1,213)	(70.0)%	$(813)	(13.1)%	$(537)	(4.6)%
Preferred stock dividend	(38)	(0.8)%	(38)	(2.2)%	(75)	(1.2)%	(75)	(0.6)%
Net (Loss) available to common shareholders	$(421)	(8.5)%	$(1,251)	(72.2)%	$(888)	(14.4)%	$(612)	(5.2)%
Other comprehensive income (loss):
Foreign currency translation adjustment	1,405	28.4%	55	3.1%	1,750	28.3%	400	3.4%
Comprehensive income (loss)	$1,022	20.7%	$(1,158)	(66.9)%	$937	15.2%	$(137)	(1.2)%

Three and Six Months Ended June 30, 2013 and 2012

Revenues. For the three months ended June 30, 2013, we had net revenues of $4,942,000, as compared to net revenues of $1,733,000 for the three months ended June 30, 2012, an increase of $3,209,000 or 185.2%. For the six months ended June 30, 2013, we had net revenues of $6,183,000, as compared to net revenues of $11,662,000 for the six months ended June 30, 2012, a decrease of $5,480,000 or 47.0%.  Revenue and changes for each product line is summarized as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2013	2012	Increase	Percentage Change
Corn	$2,305	$1,394	$911	65.4%
Corn seeds	-	-	-	-%
Other	2,637	338	2,299	680.2%

Total revenues	$4,942	$1,732	$3,210	185.2%

	For the Six Months Ended June 30,
	2013	2012	Increase (Decrease)	Percentage Change
Corn	$2,511	$8,944	$(6,433)	(71.9)%
Corn seeds	1,035	2,276	(1,241)	(54.5)%
Other	2,637	442	2,195	496.6%

Total revenues	$6,183	$11,662	$(5,479)	(47.0)%

Fort the three months ended June 30, 2013, the increase in revenues from the sale of corn was primarily attributable to the increase in sales volume from 2012 to 2013; we sold approximately 6,572 metric tons of corn compared to 4,273 metric tons for the three months ended June 30, 2012, an inecrease of approximately 2,299 metric tons or 53.8%. The average per metric ton selling price increased by approximately $24.5 or 7.5% from approximately $326.2 per metric ton for the three months ended June 30, 2012 to approximately $350.7 per metric ton for the three months ended June 30, 2013. The increase in our average per metric ton selling price was primarily due to inflation in China. For the six months ended June 30, 2013, we sold approximately 7,159 metric tons of corn compared to 27,104 metric tons for the six months ended June 30, 2012, a decrease of approximately 19,945 metric tons or 73.6%. The average per metric ton selling price increased by approximately $13.0 or 3.9% from approximately $337.7 per metric ton for the six months ended June 30, 2012 to approximately $350.7 per metric ton for the six months ended June 30, 2013. The increase in our average per metric ton selling price was primarily due to inflation in China. The significant decrease in sales volume in 2013 was because the demand for corn used for animal feeds decreased in 2013 in China as a result of less meat consumed in China due to meat safety concerns. Additionally, we opted to only sell to customers who met our pricing requirements. As the demand for meat products gradually returns in later part of 2013, we anticipate that the demand for our corn product will increase accordingly.

The decrease in revenues from the sale of corn seed was attributable to the decrease in sales volume from 2012 to 2013 and partially offset by the higher average per metric ton selling price. We did not generate revenue from the sale of corn seed during the three months ended June 30, 2013 and 2012. We sold approximately 271 metric tons of corn seeds for the six months ended June 30, 2013 as compared to 757 metric tons of corn seeds for the six months ended June 30, 2012. For the 2013 corn growing season, we had more corn seed customers made purchases earlier in the fourth quarter of 2012; as such, we did not have as much corn seed inventory for sale in the first quarter of 2013. At the end of March 31, 2013, our entire corn seed inventory for the 2013 corn growing season was sold out. We expect to start selling our corn seed products for the 2014 corn growing season in the fourth quarter of 2013. The average per metric ton selling price increase by approximately $812.6 or 27.3% from approximately $3,006.6 per metric ton for the period ended June 30, 2012 to approximately $3,819.2 per metric ton for the period ended June 30, 2013.

We generated other revenue from sales of cottonseed meal and the corn storage services we provided to a food processer. For the three months ended June 30, 2013, we generated other revenue from sale of corn seed meal of approximately$2,637,000 and we did not generate revenue from the corn storage services. For the three months ended June 30, 2012, we generated other revenue from sale of corn seed meal and the corn storage services in the amount of approximately $234,000 and $104,000, respectively. . For the six months ended June 30, 2013, we generated other revenue from sale of corn seed meal of approximately$2,637,000 and we did not generate revenue from the corn storage services. For the six months ended June 30, 2012, we generated other revenue from sale of corn seed meal and the corn storage services in the amount of approximately $234,000 and $208,000, respectively. We trade various other grains from time to time as the opportunities arise. The sale of other grains is dependent upon the season and how well if we are able to purchase and sell the grains at a profitable price; it is limited by the availability of labor resources, storage facilities and working capital related to the sale of corn and may vary depending on our capacity. Accordingly, it generally takes us more effort to purchase and sell other grains than corn.

Cost of sales. Cost of sales increased by $ 2,596,000 or 159.6%, from $1,627,000 for the three months ended June 30, 2012 to $4,223,000 for the three months ended June 30, 2013 and was primarily attributable to the increase in corn cost and cottonseed meal costs. Cost of sales decreased by $ 4,874,000, or 50.0%, from $9,758,000 for the six months ended June 30, 2012 to $4,884,000 for the six months ended June 30, 2013 and was primarily attributable to the decrease in corn cost and partially offset by increased cottonseed meal.

Our corn costs were approximately $2,069,000 for the three months ended June 30, 2013 and $1,441,000 in the three months ended June 30, 2012. The average per metric ton corn costs price decreased by approximately $22.5 or 6.7% from approximately $337.3 per metric ton for the three months ended June 30, 2012 to approximately $314.8 per metric ton for the three months ended June 30, 2013. The decrease in per metric ton price was primarily due to the reduced depreciation expenses per average unit. Our corn costs were approximately $2,268,000 for the six months ended June 30, 2013 and $8,469,000 in the six months ended June 30, 2012. The average per metric ton corn costs price increased by approximately $4.3 or 1.4% from approximately $312.5 per metric ton for the six months ended June 30, 2012 to approximately $316.8 per metric ton for the six months ended June 30, 2013. The increase in the corn unit cost was primarily due to increased depreciation expenses on corn storage facility in 2013.

We did not incur any corn seed costs for the three months ended June 30, 2013 and 2012 as we did not generate any revenue from sales of corn seed.  Our corn seed costs were approximately $462,000 for the six months ended June 30, 2013 as compared to $1,090,000 for the six months ended June 30, 2012.  The corn seed cost was approximately $1,704 per metric tons for the six months ended June 30, 2013 as compared to $1,440 per metric tons for the six months ended June 30, 2012. The increase in corn seed per metric ton cost was primarily due to increase in corn seed cultivation costs incurred by our contracted seed grower in Xinjiang, China.

Cost of goods sold related to other revenue in 2013 was primarily related to the cottonseed meal costs. For the three and six months ended June 30, 2013, cost of goods sold for cottonseed meal was approximately $2,154,000. For the six months ended June 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $170,000 and $29,000, accordingly. Cost of goods sold related to other revenue in 2012 was primarily related to the cottonseed meal costs and amortization on our storage facility rented by our customer and related sales taxes. For the three months ended June 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $170,000 and $14,000, accordingly. For the six months ended June 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $170,000 and $29,000, accordingly.

Gross profit and gross margin. Our gross profit was $719,000 for the three months ended June 30, 2013 as compared to $106,000 for the three months ended June 30, 2012, representing gross margins of 14.5% and 6.1%, respectively. The increase in our gross margin percentage for the three months ended June 30, 2013 as compared to the same period in 2012 was mainly attributable to increase in the gross margin from our corn business and partially offset by the less profit margin from our other products/services. Our gross profit was $1,299,000 for the six months ended June 30, 2013 as compared to $1,904,000 for the six months ended June 30, 2012, representing gross margins of 21.0% and 16.3%, respectively. The increase in the gross margin was primarily attributable to the increase in the gross margin from our corn business and partially offset by the less profit margin from our other products/services.  Gross margin percentages by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Corn	10.2%	(3.3)%	9.7%	5.6%
Corn seeds	0.0%	0.0%	55.4%	52.1%
Other	18.3%	45.2%	18.3%	54.8%
Overall gross profit%	14.5%	6.1%	21.0%	16.3%

The gross loss margin percentage for our corn business increased to 10.2% for the three months ended June 30, 2013 from the gross loss margin 3.3% for the three months ended June 30, 2012 and the gross profit margin percentage for our corn business increased to 9.7% for the six months ended June 30, 2013 from 5.6% for the six months ended June 30, 2012 as we opted to only sell to customers who met our pricing requirements in 2013.

The gross profit margin percentage for our corn seed business increased to 55.4% for the six months ended June 30, 2013 from 52.1% for the six months ended June 30, 2012 as our new corn seed products were well received in the market and we were able to sell them at a higher price in 2013 than the older corn seed variety products.

The gross margin percentage for other-cottonseed meal and other-storage service revenue were 18.3% and 45.2%, respectively, for the three months ended June 30, 2013 and 2012.  The gross margin percentage for other-cottonseed meal and other-storage service revenue were 18.3% and 54.8%, respectively, for the six months ended June 30, 2013 and 2012. The decrease was because other revenue was primarily generated from the sale of cotton seed meal in 2013 as compared to other revenue generated was primarily related to storage service revenue in 2012.

Research and development expenses. Research and development costs, which consist of fees incurred for third party seed experts for research and development related activities conducted for the Company and the depreciation and amortization expenses incurred on the Demonstration Park which was designated for use in seed related  research and development activities totaled $103,000 and $204,000, respectively, for the three and six months ended June 30, 2013 as compared to $280,000 for the three and six months ended June 30, 2012. The decrease in research and development expenses was primarily due to the decrease in third party seed experts fee and a portion of our fixed assets that were previously used in research and development activities were being used in non research and development related activities.

Selling expenses. Selling expenses were $74,000 for the three months ended June 30, 2013 and $125,000 for the three months ended June 30, 2012, a decrease of $51,000 or 40.8%.  Selling expenses were $97,000 for the six months ended June 30, 2013 and $188,000 for the six months ended June 30, 2012, a decrease of $90,000 or 47.9%.  Selling expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shipping and freight	$63	$102	$80	$154
Storage, packaging and handling	-	1	1	2
Other	11	22	16	32
	$74	$125	$97	$188

In the three months ended June 30, 2013, shipping and freight decreased by $39,000 or 38.2% as compared to the three months ended June 30, 2012. In the six months ended June 30, 2013, shipping and freight decreased by $74,000 or 48.1% as compared to the six months ended June 30, 2012. We had fewer customers who required us to pay for the shipping expenses in 2013.

Storage, packaging and handling fee mainly includes warehouse management fees and the corn packaging and handling fees. The costs remained materially consistent for the three and six months ended June 30, 2013 and 2012.

In the three months ended June 30, 2013, other selling expenses decreased by $11,000 or 50.0% as compared to the three months ended June 30, 2012. In the six months ended June 30, 2013, other selling expenses decreased by $16,000 or 50% as compared to the six months ended June 30, 2012. The decrease was due to decreased sales activities related to corn sales in 2013. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary year by year depending on specific situations.

General and administrative expenses. General and administrative expenses amounted to $509,000 for the three months ended June 30, 2013, as compared to $323,000 for the three months ended June 30, 2012, an increase of $186,000 or 57.6%. General and administrative expenses amounted to $1,105,000 for the six months ended June 30, 2013, as compared to $879,000 for the six months ended June 30, 2012, an increase of $226,000 or 25.7%. General and administrative expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation and related benefits	$180	$157	$356	$309
Depreciation and amortization	122	20	239	44
Professional fees	111	117	343	303
Other taxes	48	27	77	72
Other	48	2	90	151
	$509	$323	$1,105	$879

In the three months ended June 30, 2013, compensation and related benefits increased by $23,000 or 14.6% as compared to the three months ended June 30, 2012. In the six months ended June 30, 2013, compensation and related benefits increased by $47,000 or 15.2% as compared to the six months ended June 30, 2012. The increase was primarily attributable to the increases in the number of administrative staff and the average salary rate for our administrative staff.

Depreciation and amortization expenses increased by $102,000 or 510.0% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, depreciation and amortization expenses increased by $195,000 or 443.2% compared to the six months ended June 30, 2012. The increase was primarily due to increased fixed assets and intangible assets in use in 2013.

In the three months ended June 30, 2013, professional fees decreased by $6,000 or 5.1% compared to the three months ended June 30, 2012. The decrease was primarily attributable to decreases in the consulting expenses in 2013. In the six months ended June 30, 2013, professional fees increased by $40,000 or 13.2% compared to the six months ended June 30, 2012. The increase was primarily attributable to the increases in the legal and accounting fees.

In the three months ended June 30, 2013, other taxes expenses increased by $21,000 or 77.8% compared to the three months ended June 30, 2012. During the six months ended June 30, 2013, other taxes increased by $5,000 or 6.9% compared to the six months ended June 30, 2012. The increases were primarily attributable to the increase in expenses related taxes.

In the three months ended June 30, 2013, other general and administrative expenses increased by $46,000 or 2300.0% compared to the three months ended June 30, 2012, and were primarily attributable to more travel expenses incurred. During the six months ended June 30, 2013, other general and administrative expenses decreased by $61,000 or 40.4% compared to the six months ended June 30, 2012, and were primarily attributable to a decrease in related to office expenses, public company related expenses,  and other miscellaneous expenses.

Income from operations. For the three months ended June 30, 2013, income from operations was $32,000 as compared to the loss from operation of $622,000 for the three months ended June 30, 2012, an increase of $654,000 or 105.1%. The increase for the three months ended June 30, 2013 was primarily due to the increase in gross profit as a  result of increase in sales of corn and cottonseed meal. For the six months ended June 30, 2013, loss from operations was $107,000 as compared to $557,000 for the six months ended June 30, 2012, a decrease of $664,000 or 119.2%. The decrease for the six months ended June 30, 2013 was primarily because the decrease in gross profit.

Other expenses. For the three months ended June 30, 2013, other expenses amounted to $416,000 as compared to other expenses of $572,000 for the three months ended June 30, 2012, a decrease of $156,000 or 27.3%. For the six months ended June 30, 2013, other expenses amounted to $705,000 as compared to other expenses of $1,058,000 for the six months ended June 30, 2012, a decrease of $353,000 or 33.4%. We incurred less interest expenses because our weight average bank loan outstanding amount was lower in 2013.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates and other measures. Hengchang Agriculture is an agricultural preliminary processor pursuant to the PRC tax code and therefore is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $19,000 and $35,000 for the three and six months ended June 30, 2012, respectively. The estimated tax savings due to the Hengchang Agriculture tax exemption for the three and six months ended June 30, 2013 and 2012 was $0.

Net loss. As a result of the factors described above, our net loss for the three months ended June 30, 2013 and 2012 was $383,000 and $1,213,000, respectively, a decrease of $830,000, or 68.4%. The decrease in net loss was primarily due to the increase in our gross profit and decrease in our operating and interest expenses. Our net loss for the six months ended June 30, 2013 and 2012 was $813,000 and $537,000, respectively, an increase of $276,000, or 51.4%. The increase was primarily due to the decrease in our gross profit and offset by decrease in interest expenses.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,405,000 and $55,000 for the three months ended June 30, 2013 and 2012, respectively. We reported a foreign currency translation gain of $1,750,000 and $400,000 for the six months ended June 30, 2013 and 2012, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income (loss). For the three months ended June 30, 2013 and 2012, we reported comprehensive income (loss) of $1,022,000 and $(1,158,000), respectively were derived from the sum of our net loss of $383,000 plus foreign currency translation gains of $1,405,000 in the three months ended June 30, 2013 and net loss of $1,213,000 plus foreign currency translation gains of $55,000 in the three months ended June 30, 2012, respectively. For the six months ended June 30, 2013 and 2012, we reported comprehensive income (loss) of $937,000 and $(137,000), respectively were derived from the sum of our net loss of $813,000 plus foreign currency translation gains of $1,750,000 in the six months ended June 30, 2013 and net loss of $537,000 plus foreign currency translation gains of $400,000 in the six months ended June 30, 2012, respectively.

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

At June 30, 2013, our balance of cash was $13,246,011 comparing to $11,371,975 as of December 31, 2012. The increase in our cash balance was attributable to the net cash provided by operating activities and partially offset by the net cash used in investing and financing activities. The majority of these funds were located in financial institutions located in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facility and acquisition of the related land use rights. Additionally, we use cash for employee compensation, and for working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance higher level of inventories,

●	an increase in working capital requirements to lease farm lands for crop cultivations

●	addition of administrative and sales personnel as the business grows,

●	increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

●	development of new products in the seed industry to complement our current products,

●	the cost of being a public company and the continued increase in costs due to governmental compliance activities,

●	capital expenditures for construction of plant facilities and machinery and equipments, and

●	capital requirements to obtain a seed production license.

Changes in our working capital position are summarized as follows:

	June 30, 2013	December 31, 2012	Increase
Current assets	$75,334,102	$71,506,310	$3,827,792
Current liabilities	23,708,435	20,179,544	3,528,891
Working capital	$51,625,667	$51,326,766	$298,901

Our working capital increased approximately $298,901 primarily attributable to:

●	a net increase in cash and cash equivalent of approximately $1,874,000;
●	a net increase in deferred inventory costs of approximately $13,462,000;

Offset by:

●	a net decrease in accounts receivable of approximately $9,707,000
●	a decrease in inventories of $1,672,148; and
●
An increase in advances from customers of $1,648,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy; and

●	an increase in other payable of approximately $1,129,000.

We require capital to purchase corn inventory and fund our working capital needs. During the six months ended June 30, 2013 and 2012, pursuant to loan agreements, we borrowed approximately $6,402,000 and $18,022,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $6,322,000 and $12,647,000 of the loan during the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, loans payable consisted of the following:

	June 30, 2013	December 31, 2012
Loan payable under a loan agreement to Jilin Gongzhuling Rural Cooperative Bank, due in September 2013 with annual interest at the banks base interest rate plus 50% (9.00% at June 30, 2013) secured by assets of the Company.	$6,463,915	$-
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at June 30, 2013 and December 31, 2012) secured by assets of the Company.	7,110,307	6,966,324
Loan payable to China Construction Bank Siping Branch, due in August 2013 with annual interest at the banks base interest rate plus 20% (7.38% at June 30, 2013 and December 31, 2012) secured by assets of the Company.	-	6,253,859
	$13,574,222	$13,220,183

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

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$2,391,784	$(9,888,886)
Cash flows (used in) investing activities	$(690,886)	$(627,486)
Cash flows (used in) provided by financing activities	$(72,120)	$12,333,232
Effect of exchange rate on cash	$245,258	$47,657
Net increase in cash and cash equivalents	$1,874,036	$1,864,517

Net cash flow provided by operating activities was $2,391,784 for the six months ended June 30, 2013 as compared to net cash flow used in operating activities was $9,888,886 for the six months ended June 30, 2012.

Net cash flow provided by operating activities for the six months ended June 30, 2013 was mainly due to:

●
net loss of $813,026, adjusted for the add back of non-cash items such as $616,634 of depreciation and the amortization of intangible assets of $136,482. Changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $10,166,123, a decrease in inventories of $2,169,283, an increase in other payable of $1,110,894 and an increase in advances from customers of $1,617,482, and

●	Offset by an increase in deferred inventory costs of $13,269,294.

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

Net cash flow used in investing activities was approximately $691,000 for the six months ended June 30, 2013 as compared to net cash provided by investing activities of approximately $627,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013, we invested $608,000 in related party company and made payments for the purchase of property and equipment and land use rights of $83,000. During the six months ended June 30, 2012, we purchased property and equipment for approximately $504,000 and land use rights of approximately $123,000.

Net cash flow used in financing activities was approximately $72,000 for the six months ended June 30, 2013 as compared to net cash flow provided by financing activities of approximately $12,333,000 for the six months ended June 30, 2012. During the six months ended June 30, 2012, we received proceeds from bank loan of $6,402,000, and offset by the payment of loans of $6,322,000. During the six months ended June 30, 2012, we received proceeds from short-term bank loan of approximately $18,022,000 and capital contribution from our CEO and COO of approximately $7,114,000. We repaid short-term bank loan of approximately $12,647,000.

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2013, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Payments Due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Loan payable	$13,574	$13,574	$-	$-	$-

Land lease	79,226	5,282	10,563	10,563	52,818
Total Contractual Obligations:	$92,800	$18,856	$10,563	$10,563	$52,817

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended June, 2013 and 2012, we had unrealized foreign currency translation gain of $1,404,771 and $54,564 and for the six months ended June, 2013 and 2012, we had unrealized foreign currency translation gain of $1,749,842 and $399,635, because of the change in the exchange rate.

Related Party Transactions

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to the directors are due to timing difference in actual compensation payouts to the directors.

At June 30, 2013 and December 31, 2012, due to related parties consisted of the following:

	June 30, 2013	December 31, 2012
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,653,385	$3,551,175
Yufeng Wei (Chief operating officer)	1,302,769	1,236,559
Dore Perler (Director)	13,125	5,625
Megan Penick (Director)	13,125	5,625
Li Changhua (Director)	21,875	9,375
Total	$5,004,279	$4,808,359

Jilin Hengchang Fertilizer Co., Ltd.

Mr. Yushan Wei, Mr. Yufeng Wei and Hengchang Agriculture formed a PRC limited company, Jilin Hengchang Fertilizer Co., Ltd. (“Henghcang Fertilizer”), under laws of the PRC on July 11, 2011 with a registered capital RMB 5.0 million (approximately $0.8 million). Mr. Yushan Wei, Mr. Yufeng Wei, and Hengchang Agriculture contributed RMB 2.1 million (approximately $323,000), RMB 1.9 million (approximately $292,000) and RMB 1.0 million (approximately $156,000), respectively, to Hengchang Fertilizer as registered capital.  Hengchang Agriculture owns 20% of Hengchang Fertilizer at June 30, 2012.  Hengchang Fertilizer started its operations in February 2012 and generated minimal profit since it first started operations. The investment in Hengchang Fertilizer is recorded at cost on the accompanying balance sheet.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar . For the three months ended June, 2013 and 2012, we had unrealized foreign currency translation gain of $1,404,771 and $54,564 and for the six months ended June, 2013 and 2012, we had unrealized foreign currency translation gain of $1,749,842 and $399,635, because of the change in the exchange rate.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest-rate hedging contracts to manage our exposure to changing interest rates. At June 30, 2013, we had $13.6 million of debt outstanding at a weighted average interest rate of 9.0%. A one percentage change in the weighted average rate would affect annual interest by approximately $136,000.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

The management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that the identified deficiencies amounted to a material weakness in our internal control over financial reporting as of June 30, 2013. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

GSP-2, INC.

Date: August 19, 2013	By:	/s/ Yushan Wei
Yushan Wei, Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Yuejun Li
Yuejun Li, Chief Financial Officer
(Principal Accounting Officer)