Form 10-Q
period 2013-09-30
GSP-2, INC.
filed 2013-11-19
CIK 1497644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-54071

GSP-2, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3120288
(State or other jurisdiction of incorporation or o rganization)	(I.R.S. Employer Identification No.)

Gongzhuling State Agriculture Science and Technology Park, Location of 998 kilometers, Line 102, Gongzhuling City, Jilin Province, China	N/A
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐    No   ☒

The registrant had 14,233,880 shares of common stock, par value $0.001 per share, outstanding at November 19, 2013.

GSP-2, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2013

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

GSP-2 INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,438,251	$11,371,975
Accounts receivable	9,810,326	26,960,258
Loan receivable	16,545,576	-
Advance payments to suppliers	5,384,356	4,756,653
Prepaid VAT taxes	2,309,064	2,950,275
Inventories	20,446,117	25,066,211
Deferred inventory costs	13,575,081	-
Prepaid expenses and other assets	252,095	84,287
Deposit on loan gurantee agreement and auction deposit	258,965	316,651

Total Current Assets	82,019,831	71,506,310

PROPERTY AND EQUIPMENT - net	18,963,094	19,287,857

OTHER ASSETS:
Long term investment	617,746	-
Land use rights, net	14,066,252	13,995,178

Total Other Assets	14,683,998	13,995,178

Total Assets	$115,666,923	$104,789,345

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Loan payable- current portion	$5,527,197	$13,220,183
Accounts payable	301,494	183,437
Advances from customers	17,737,849	732,521
Other payable	705,514	379,947
Due to related parties	4,382,656	4,699,114
Tax payable	716,429	700,123
Dividend payable	267,804	154,974

Total Current Liabilities	29,638,943	20,070,299

Total Liabilities	29,638,943	20,070,299

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 100,000,000 shares authorized, 752,200 issued and outstanding at September 30, 2013 and December 31, 2012)	$752	$752
Common Stock ($0.001 par value, 100,000,000 shares authorized, 14,233,880 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	14,234	14,234
Additional paid-in capital	17,985,750	17,342,820
Retained earnings	59,816,305	61,419,489
Statutory reserves	2,580,884	2,580,884
Accumulated other comprehensive income - foreign currency translation adjustment	5,630,055	3,360,867

Total Shareholders' Equity	86,027,980	84,719,046

Total Liabilities and Shareholders' Equity	$115,666,923	$104,789,345

See notes to unaudited condensed consolidated financial statements

GSP-2 INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES	$3,389,772	$9,869,528	$9,572,987	$21,531,662

COST OF REVENUES	3,224,648	8,411,869	8,108,442	18,169,806

GROSS PROFIT	165,124	1,457,659	1,464,545	3,361,856

OPERATING EXPENSES:
Research and development	91,632	179,593	295,511	460,017
Selling	55,077	89,795	152,525	277,459
General and administrative	423,303	427,617	1,529,118	1,306,963
Total Operating Expenses	570,012	697,005	1,977,154	2,044,439

(LOSS) INCOME FROM OPERATIONS	(404,888)	760,654	(512,609)	1,317,417

OTHER INCOME (EXPENSES):
Interest income	6,654	6,360	35,595	20,864
Interest expense	(310,383)	(623,752)	(1,043,649)	(1,698,078)
Other expense	31,289	17,937	30,309	19,282
Total Other (Expenses)	(272,440)	(599,455)	(977,745)	(1,657,932)

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(677,328)	161,199	(1,490,354)	(340,515)

PROVISION FOR INCOME TAXES	-	17,851	-	52,992

NET (LOSS) INCOME	(677,328)	143,348	(1,490,354)	(393,507)

PREFERRED STOCK DIVIDEND	37,610	37,610	112,830	112,830

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(714,938)	$105,738	$(1,603,184)	$(506,337)

COMPREHENSIVE (LOSS) INCOME:
NET (LOSS) INCOME	$(677,328)	$143,348	$(1,490,354)	$(393,507)

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized foreign currency translation gain	519,346	(141,052)	2,269,188	258,583
COMPREHENSIVE (LOSS) INCOME	$(157,982)	$2,296	$778,834	$(134,924)

EARNINGS PER COMMON SHARE:
Basic	$(0.05)	$0.01	$(0.11)	$(0.04)
Diluted	$(0.05)	$0.01	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
Basic	14,233,880	14,208,880	14,233,880	14,171,769
Diluted	14,233,880	14,208,880	14,233,880	14,171,769

See notes to unaudited condensed consolidated financial statements

GSP-2 INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,490,354)	$(393,507)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	818,109	544,092
Amortization of intangible assets	205,851	199,692
Common stock issued for services	-	24,375
Gain on disposal of assets	30,309	(21,224)
Changes in assets and liabilities:
Accounts receivable	17,670,351	21,792,800
Prepaid VAT taxes	712,086	(1,293,192)
Inventories	5,231,592	(21,536,663)
Deferred inventory cost	(13,325,643)	(608,636)
Prepaid and other current assets	(405,544)	75,211
Advances to suppliers	(494,708)	10,369,639
Accounts payable	62,818	(10,466)
Other payable	311,838	194,572
Taxes payable	(2,411)	15,367
Advances from customers	16,794,277	(7,230,094)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,118,571	2,121,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements made for loans receivable	(16,359,098)	-
Payments for long term investments	(610,783)	-
Payments for construction in progress	-	(1,422,374)
Purchase of property and equipment	306,570	(687,373)
Proceed from sale of property and equipment	-	48,993
Purchase of land use rights	(2,073)	(565,789)

NET CASH (USED IN) INVESTING ACTIVITIES	(16,665,384)	(2,626,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	6,429,297	18,016,737
Payments of loans payable	(14,385,552)	(12,643,324)
Change in restricted cash	-	44
Deposit on loan gaurantee agreement	65,418	(316,083)
Proceeds from related party advances	-	1,653,501
Repayments to related party	(426,833)	-
Capital contribution	642,930	7,111,870

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,674,740)	13,822,745

EFFECT OF EXCHANGE RATE CHANGE ON CASH	287,829	15,749

NET INCREASE IN CASH	2,066,276	13,333,917

CASH - beginning of period	11,371,975	6,949,341

CASH - end of period	$13,438,251	$20,283,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,073,247	$1,073,247
Income taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued to offset accounts payable and related party payable	$-	$293,386

Disposal of property and equipments for other receivable	$241,099	$-

Disposal of inventory and property and equipments for reduction of accounts payable	$51,876	$-

Acquisition of property, land use right and construction in progress for facility and land use right payable and tax payable	$-	$448,554

See notes to unaudited condensed consolidated financial statements

GSP-2, INC. AND SUBSIDIARIES

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

Hengchang Agriculture’s Chairman of the Board of Directors and 52% majority shareholder, Mr. Yushan Wei is also Hengjiu’s Chairman of the Board of Directors and principal shareholder. Almost all of Hengjiu’s assets are used in Hengchang’s business operations and controlled and managed by Mr. Wei. 80% of Hengchang Fertilizer is owned by the Company’s CEO and COO. Additionally, Hengchang Fertilizer is also controlled and operated by the Company’s CEO and COO.   Shiny Gold controls and receives the economic benefits of the Operating Companies’ business operations through the Contractual Arrangements, but does not own any equity interests in the Operating Companies.  In addition, as a result of the Contractual Arrangements, the Operating Companies are deemed to be Shiny Gold’s variable interest entities and, accordingly, Shiny Gold consolidates the Operating Companies’ and Hengcahng Fertilizer’s  results, assets and liabilities into its financial statements.

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

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Shiny Gold, Heng Chang HK and Hengchang Business Consultants, as well as the financial statements of Hengchang Agriculture, Hengjiu, and Hengchang Fertilizer.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the three and nine months ended September 30, 2013 and 2012 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets, and accruals for taxes due.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advance payments to suppliers

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $5,384,356 and $4,756,653 at September 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories, consisting of raw materials and finished goods, which primarily consists of corn are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. The Company does not have any inventory reserve at September 30, 2013 and December 31, 2012.

Deferred inventory costs

Deferred inventory costs consist of costs for parental seed costs and production fees paid to a third party seed grower to grow hybrid seeds for the Company. In accordance with Accounting Standards Codification (“ASC’’) 905 “Agriculture’’ costs of growing crops shall be accumulated until the time of harvest. Growing crops shall be reported at the lower of cost or market. The amount will be transferred to inventories at the time of harvests. As of September 30, 2013 and December 31, 2012, the deferred inventory costs were $13,575,081 and $0, respectively.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and nine months ended September 30, 2013 and 2012.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  At September 30, 2013 and December 31, 2012, advances from customers amounted to $17,737,849 and $732,521, respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $599 and $16,495 for the three months ended September 30, 2013 and 2012, respectively. Shipping costs totaled $39,390 and $70,756 for the nine months ended September 30, 2013 and 2012, respectively.

Variable Interest Entities

Pursuant to Accounting Standards Codification, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. The Hengchang Agriculture, Hengjiu and Hengchang Fertilizer are considered VIEs, and we are the primary beneficiary.

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

Asset and liability accounts at September 30, 2013 and December 31, 2012 were translated at 6.1514 RMB to $1.00 and at 6.3161 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2013 and 2012 were 6.22152 RMB and 6.32745 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three and nine months ended September 30, 2013 and 2012, comprehensive income includes net income and unrealized gains from foreign currency translation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income available to common shareholders for basic net (loss) income per common share	$(714,938)	$105,738	$(1,603,184)	$(506,337)
Add: preferred stock dividend	-	-	-	-
Net (loss) income available to common shareholders for diluted net (loss) income per common share	$(714,938)	$105,738	$(1,603,184)	$(506,337)

Weighted average common share outstanding - basic	14,233,880	14,208,880	14,233,880	14,171,769
Effect of dilutive securities:
Warrants	*	*	*	*
Series A convertible preferred stock	*	*	*	*
Weighted average common share outstanding - diluted	14,233,880	14,208,880	14,233,880	14,171,769
Net (loss) income per common share - basic	$(0.05)	$0.01	$(0.11)	$(0.04)
Net (loss) income per common share - diluted	$(0.05)	$0.01	$(0.11)	$(0.04)

*75,220 warrants and 752,200 Series A convertible preferred stock were excluded from the calculation due to anti dilutive effect.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications, having no effect on the total revenues, operating income, net income, earnings per share or the balance sheet, have been made to the previously issued audited consolidated financial statements to conform to the current period’s presentation of the Company’s unaudited condensed consolidated financial statements. The reclassifications were pertaining to reclassification adjustments for investments in Hengchang Fertilizer from long term investment in related party company to appropriate fixed assets and due from related parties to reflect the consolidation of Hengchang Fertilizer.

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

NOTE 2 – ACCOUNTS RECEIVABLE

At September 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	September 30, 2013	December 31, 2012
Defeng Seed Co., Ltd.	$45,273	$5,585,487
Nanning Granary Reserve	893,603	11,664,692
Jilin Dida Starch Biochemical Co., Ltd.	8,767,445	8,538,823
Liuzhou Granary Reserve	-	1,006,914
Others	104,005	164,342
Less: allowance for doubtful accounts	-	-
	$9,810,326	$26,960,258

At September 30, 2013 and December 31, 2012, the Company does not, based on a review of its outstanding balances, have any allowance for doubtful accounts.

NOTE 3 – LOANS RECEIVABLE

Loan receivable consisted of non-interest bearing loans to a third-party customer who has a long term relationship with the Company and its officers for its short term cash needs. These loans are unsecured and generally have no specific repayments terms. At September 30, 2013 and December 31, 2012, loans receivable consisted of the following:

	September 30, 2013	December 31, 2012
Nanning Granary Reserve	$16,545,576	$-

NOTE 4 - INVENTORIES

At September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012
Finished goods	$20,404,107	$25,039,329
Packaging materials	42,010	26,882
	20,446,117	25,066,211
Less: reserve for obsolete inventory	-	-
	$20,446,117	$25,066,211

NOTE 5 – ADVANCE PAYMENTS TO SUPPLIERS

Advance payments to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. At September 30, 2013 and December 31, 2012, advance payments to suppliers consisted of the following:

	September 30, 2013	December 31, 2012
Advance payments to corn suppliers	$4,573,973	$4,657,155
Other	810,383	99,498
	$5,384,356	$4,756,653

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	September 30, 2013	December 31, 2012
Office equipment and furniture	4 - 10 Years	$89,912	$85,127
Manufacturing equipment	5 - 10 Years	1,076,944	1,065,714
Vehicles	4 - 10 Years	1,810,141	1,910,618
Building and building improvements	8 - 20 Years	19,126,748	18,479,295
		22,103,745	21,540,754
Less: accumulated depreciation		(3,140,651)	(2,252,897)
		$18,963,094	$19,287,857

For the three months ended September 30, 2013 and 2012, depreciation expense amounted to $201,475 and $185,376, respectively. For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $818,109 and $544,092 respectively.

NOTE 7- LONG TERM INVESTMENT

In May 2013, Hengchang Agriculture, Hunan Jiuding Technology (Group) Ltd. and a PRC individual formed a PRC limited company, Siping Jiuding Hengchang Farming Ltd. (“Jiuding Hengchang Farming”) in Jilin province, P.R.C. under laws of the PRC with a registered capital RMB 10.0 million (approximately $1.6 million). Jiuding Hengchang Farming is a farming company that intends to produce and sell animal feeds. Hengchang Agriculture, Hunan Jiuding Technology (Group) Ltd. and the PRC individual contributed RMB 3.8 million (approximately $614,000), RMB 5.7 million (approximately $921,000) and RMB 0.5 million (approximately $81,000), respectively, to Jiuding Hengchang Farming as registered capital.  Hengchang Agriculture owns 38% of Jiuding Hengchang Farming at September 30, 2013. Jiuding Hengchang Farming did not have operations as of September 30, 2013. The investment in Jiuding Hengchang Farming is recorded using the equity method on the accompanying balance sheet.

NOTE 8 – INTANGIBLE ASSETS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  The Company’s land use rights have terms that expire in January 2058 through September 2061. The Company amortizes these land use rights over the term of the respective land use rights. The lease agreement does not have any renewal options.

The Company’s seed rights consist of purchased seed rights relating to produce two varieties of corn seed, Hengyu 218 and Hengyu 398 in Jilin province. The seed rights have a useful life of five years. The Company amortizes the seed rights on a straight-line basis over the useful life. At September 30, 2013 and December 31, 2012, intangible assets consisted of the following:

	Useful Life	September 30, 2013	December 31, 2012
Land use rights	50 Years	$14,331,086	$13,960,514
Seed rights	5 Years	650,259	633,302
Software	3 Years	5,309	-
Less: accumulated amortization		(920,402)	(598,638)
		$14,066,252	$13,995,178

Amortization of intangible assets attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2014	$407,648
2015	406,934
2016	406,053
2017	330,015
2018	275,827
Thereafter	12,239,775
$14,066,252

NOTE 9 – LAND USE RIGHTS (continued)

For the three months ended September 30, 2013 and 2012, amortization expense amounted to $69,369 and $66,681, respectively.  For the nine months ended September 30, 2013 and 2012, amortization expense amounted to $205,851 and $199,692, respectively. At September 30, 2013, $96,439 of the seed right amortization cost was transferred to deferred inventory cost and the amount will be transferred to inventories at the time of seed harvests.

NOTE 9 – ADVANCES FROM CUSTOMERS

At September 30, 2013 and December 31, 2012, advances from customers consisted of the following:

	September 30, 2013	December 31, 2012
Guangxi Zhuang Autonomous Region National Liuzhou Grain Repository	$3,633,641	$-
Central Grain Reserve Gongzhuling Depot	159,313	155,159
Liuzhou Fengfu Feed Company	227,686	213,739
Yulin Liyuan Feed Co., Ltd	-	187,584
Advanced seed product payments from local distributors	13,658,679	-
Others	58,530	176,039
Total	$17,737,849	$732,521

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related party

At September 30, 2013 and December 31, 2012, due to related parties consisted of the following:

	September 30, 2013	December 31, 2012
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,346,107	$3,493,821
Yufeng Wei (Chief operating officer)	969,674	1,184,668
Dore Perler (Former director)	19,375	5,625
Megan Penick (Former director)	19,375	5,625
Li Changhua (Director)	28,125	9,375
Total	$4,382,656	$4,699,114

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to Director are due to timing difference in actual compensation payouts to the directors.

NOTE 11 – LOANS PAYABLE

At September 30, 2013 and December 31, 2012, loans payable consisted of the following:

	September 30, 2013	December 31, 2012
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at September 30, 2013 and December 31, 2012) secured by assets of the Company.	$5,527,197	$6,966,324
Loan payable to China Construction Bank Siping Branch, due in August 2013 with annual interest at the banks base interest rate plus 20% (7.38% at December 31, 2012) secured by assets of the Company.	-	6,253,859
	$5,527,197	$13,220,183

The Company has two loan agreements with the availability to borrow up to RMB 44 million (approximately $7.0 million) with an annual interest at the bank’s base interest rate plus 50% through November 2015 with Jilin Gongzhuling Rural Cooperative Bank (the “Rural Coop Loan”). Under the Rural Coop Loan, the Company is permitted to borrow in tranches and the borrowing amount in each tranche should be no less than RMB 5 million (approximately $796,000). The borrowing period for each tranche should be no less than 210 days and no longer than 12 months. At September 30, 2013, the Company has drawn the RMB 34 million under the Rural Coop Loan.

NOTE 12 – INCOME TAXES

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

The table below summarizes the reconciliation of the Company’s unaudited income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax provision at China statutory rate of 25%	$-	$43,429	$-	$78,510
Permanent difference - China tax exemption	-	(25,578)	-	(25,578)
Total provision for income tax	$-	$17,851	$-	$52,992
Basic and diluted net income per share effect	$0.00	$0.00	$0.00	$0.00

NOTE 13 – STOCKHOLDERS’ EQUITY

December 2011 Sale of Series A Preferred Stock

On December 20, 2011, the Company sold 752,200 shares of series A preferred stock to several investors for $1,504,400.  The effective price per share of common stock issuable upon conversion of the series A preferred stock was $2.00 per share, which was the deemed market price for the Company’s common stock on the date of the sale. Pursuant to the related purchase agreements, the Company’s controlling shareholder, Ally Joy Investments Limited (“Ally Joy”) agrees to deposit an aggregate amount of 200,000 shares of the Company’s common stock into an escrow account; Ally Joy is controlled by our Chief Executive Officer. The Company is required to meet $15.9 million after tax net income for the fiscal year ending December 31, 2011(“2011 Targeted Net Income”) and $18 million after tax net income for the fiscal year ending December 31, 2012 (“2012 Targeted Net Income) under U.S. GAAP. If the Company does not reach the 2011 Targeted Net Income or the 2012 Targeted Net Income, Ally Joy shall transfer to the holders of the Series A Preferred Stock an additional amount of shares of the Company’s common stock equal to the percentage of variation of the actual net income from the targeted net income times the number of purchased Series A Preferred Stock for each year not meeting the targeted net income. The Company met the 2011 and 2012 Targeted Net Income. The Company agrees to file a Form S-1 registration statement (the “Registration Statement”) within 30 calendar days following the date of the sale of the Series A preferred Stock (“Closing Date”).  The company has caused a registration statement on Form S-1 covering the shares of common stock issuable upon conversion of series A preferred stock declared effective on July 20, 2012. The Company agrees to use its best efforts to cause the Registration Statement to be declared effective upon the earlier of (a) 180 calendar days after the Closing Date or three business days after the Registration Statement is declared effective. The Company also agrees to its common stock to become quoted on the Over the Counter Bulletin Board (“OTCBB”) within sixty days of the effectiveness of the initial Registration Statement.  The Company shall use its best efforts to cause its common stock to become listed (the “Uplisting”) on a senior exchange board (“Senior Exchange Listing”) within 12 months of the OTCBB listing date (“the Uplisting Date”). The company's common stock became quoted on OTC BB on November 19, 2012. If the Senior Exchange Listing has not occurred by the Uplisting Date, the Company shall pay cash liquidated damage to the holders of the Series A preferred stock in the amount equal to 0.5% of each holder’s aggregate purchase price and on each monthly anniversary of the said date until the Uplisting is completed. Until the closing of an offering of the Company’s common stock at a price per share not less than $4.00, the Company is restricted from incurring any indebtedness or making any payment on the existing indebtedness to the Company’s Chief Executive Officer.

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

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

Warrants

Warrant activity for the nine months ended September 30, 2013 is summarized as follows:

	Nine Months Ended September 30, 2013
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2012	75,220	$2.4
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2013	75,220	$2.4
Warrants exercisable at September 30, 2013	75,220	$2.4

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2013:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2013	Weighted Average Exercise Price
$2.40	75,220	3.25	$2.40	75,220	$2.40
	75,220	3.25	$2.40	75,220	$2.40

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with PRC Corporation Law. Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC Company Law until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the PRC laws and regulations, the Company is restricted in their ability to transfer a portion of its net assets to the Company’s owner in the form of dividends. The balance of statutory reserve represents the accumulated balance of the restricted net assets maintained by the Company. The accumulated balance of the statutory reserve of the Company as of September 30, 2013 and December 31, 2012 was $2,580,884 and $2,580,884, respectively.

For the nine months ended September 30, 2013, statutory reserve activity is as follows:

	Hengchang Agriculture	Hengjiu	Total
Balance – December 31, 2012	$2,580,884	$-	$2,580,884
Addition to statutory reserves	-	-	-
Balance – September 30, 2013	$2,580,884	$-	$2,580,884

NOTE 15 – CONCENTRATIONS

As of September 30, 2013 and December 31, 2012, the Company held cash in the PRC banks of $13,424,694 and $11,357,179, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits only with financial institutions in the PRC with acceptable credit rating.

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

NOTE 15 – CONCENTRATIONS (continued)

Customers

Two customers accounted for approximately 18.8% and 63.8% of the Company’s revenue during the three months ended September 30, 2013, respectively. Three customers accounted for approximately 17.6%, 20.3%and 27.2% of the Company’s revenue during the nine months ended September 30, 2013, respectively. At September 30, 2013, the three customers did not have any accounts receivable outstanding.  Three customers accounted for approximately 12.5%, 20.2%, and 43.2% of the Company’s revenue during the three months ended September 30, 2012, respectively. Three customers accounted for approximately 8.1%, 8.8% and 54.3% of the Company’s revenue during the nine months ended September 30, 2012, respectively.

Suppliers

The Company made minimal purchases during the three months ended September 30, 2013. Twp supplier accounted approximately for 11.5% and 79.9% of the Company’s purchases during the nine months ended September 30, 2013. At September 30, 2013, the Company did not have any outstanding payable to the supplier. One supplier accounted approximately for 100.0% of the Company’s purchases during the three months ended September 30, 2012. Two suppliers accounted approximately for 11.8% and 64.1% of the Company’s purchases during the nine months ended September 30, 2012, respectively..

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Research and Development Agreement

On March 1, 2011, the Company entered into an agreement with Maize Research Institute, Jilin Academy of Agricultural Sciences (“Jilin Academy”). The Company agrees to accept Jilin Academy as its research and development team to perform seed research and development work for the Company. The Company agrees to pay RMB 300,000 (approximately $46,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes national level approval and pay RMB 200,000 (approximately $31,000) to Jilin Academy for every new seed variety developed by Jilin Academy that passes provincial level approval. The Company will pay two RMB for every five kilograms of seed developed by Jilin. Additionally, the Company will pay RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 3 million kilograms. In addition, the Company will pay another RMB 500,000 (approximately $77,000) when the cumulative seed sale reaches 5.5 million kilograms. After the cumulative seed sale reaches 7.5 million, the Company will pay RMB 500,000 (approximately $77,000) to Jilin Academy as a reward. No reward will be given to improvement work done on the Company’s current seed products. Two new seed varieties developed by Jilin Academy for the Company passed the provincial level approval in 2012. In addition to the contracted approval award amounts, the Company agreed to reimburse the certain research and development expenses incurred by the project experts. The total amount paid for the two approval new seed varieties was RMB 4,000,000 (approximately $637,000 and $633,000 at September 30, 2013 and December 31, 2012, respectively) and was included in the intangible asset at September 30, 2013 and December 31, 2012.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Land Lease Agreement (continued)

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

Future minimum land lease payments required under the land lease agreements are as follows:

Periods Ending September 30:	Amount
2014	$5,304,170
2015	5,304,170
2016	5,304,170
2017	5,304,170
2018	5,304,170
Thereafter	53,041,697
Total	$79,562,547

NOTE 17- SUBSEQUENT EVENT

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

The following discussion and analysis of the results of operations and financial condition of the Company  for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes thereto contained herein. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Upon the closing of the share exchange, Peter Goldstein, the former officer, resigned from all offices that he held. In addition, Mr. Goldstein resigned from his position as the former sole director. Upon the closing of the reverse acquisition, our Board of Directors appointed Yushan Wei to fill the vacancy created by the resignation of Mr. Goldstein. In addition, our Board of Directors appointed Yushan Wei to serve as our President and Chief Executive Officer and Yufeng Wei as our Chief Operating Officer.

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

We purchase fresh corn from farmers during early November of each calendar year, dehydrate the purchased corn to a desired moisture levels and then store the dry corn in our warehouse. The purchasing and drying process generally continues through August. We sell the majority of our dry corn to provincial granaries as food reserve in the Guangxi autonomous area, and the rest to companies in the animal feed industry.

We also breed hybrid corn seeds through seed breeders. We provide parent seed combinations to the seed breeders and the seed breeders are responsible for breeding the seeds in accordance with a set hybrid corn seed production process. After the harvested seeds are shipped to us from the seed breeders, we sell the corn seeds to our customers, including Defeng Seed Co., Ltd., our largest seed customer in 2012, approximately accounting for 19.5% of our seed sales in 2012, and some local distributors who in turn sell the corn seeds to local farmers. We expect to begin to sell our 2013 growing season corn seeds in the fourth quarter of 2013.

Facilities

Our principal executive offices, located in the Gongzhuling State Agricultural Technology Park on approximately 42 acres of land, handles separation, storage and distribution processes as well as the corporate office function. Our state of the art facilities are set up to separate, store and distribute corn products for us and the local farmers and help us with both the sales of the corn and corn seeds. We have nine storage warehouses that have a total capacity of 400,000 tons corn and corn seeds.  Our storage facilities are cooling and air circulating controlled and, are temperature monitored by electronic grain inspection systems. As an transportation system, we also have approximately a quarter mile of rail tracks that can hold 29 train cars, each of which has a 65-ton capacity.

We acquired the land use rights and other fixed assets in Jilin National Agriculture Technology Demonstration Park (“Demonstration Park”) for RMB 87 million (approximately $13.6 million) in March 2011. The Demonstration Park is located on 180,000 square meters of land. The land use right certificate and property ownership certificate of the Demonstration Park were originally issued in the name of the seller when the Demonstration Park was first established. We are in the process of working with such seller to have the land use rights transferred to us and we expect that the process will be completed by December 31, 2013. The Demonstration Park is designed for seed research and development purposes, and we have been using the majority of the land in the Demonstration Park as new seed test plots since 2012.

Growth Strategy

We anticipate growing our business through developing and producing new corn seed varieties, acquisition of additional land use rights, cultivation of land, and modernization of farming techniques. We believe that our future success depends on our ability to provide high quality and advanced corn seed products to our customers. Although we currently do not have a dedicated research team in-house, we collaborate with several research and development institutions and seed experts to conduct our research and development activities.  Additionally, we are exploring an opportunity to start a joint venture in China with an international seed company to further enhance our research and development effort. Once we have new corn seed varieties developed and approved by the government, we believe that will be able to produce and distribute the hybrid corn seeds and increase our market share in the corn seed industry.

We plan to grow corn and rice on our leased land using the mechanized growing technology. We engage qualified and experienced farming professionals to manage the cultivation process for us. We believe that the strategy will streamline the corn and rice growing process, help to reduce the growing costs, better control quality of the crops that we grow, because we will be able to utilize our in-house technicians and experts to provide crop quality monitoring and control over engaged farming professionals and eventually enjoy the economy of scale. We leased land use right of approximately 7,900 acres of farming land in 2012. In the summer of 2012, we began to cultivate and farm the land. We have cultivated and farmed approximately 474.5 acres of the land. The lease payment for the uncultivated land was waived by the lessor for the 2012 period. In 2013, we harvested approximately 1,500 tons of corn and 328 tons of rice and we have begun to sell our self-cultivated corn and rice. In order to cultivate the entire 7,900 acres of farm land, we will need to raise funds to meet the additional working capital needs.

Another growth strategy of us lies in our acquisition of land use rights. We anticipate acquiring 17,000 additional land use acreage rights by end of 2014 but have not yet entered into any acquisition agreements. Our ultimate goal is to cultivate and harvest more than 50,000 acres of corn by 2016. If this goal is achieved, our volume will increase by more than two times. In addition, with the increased efficiency we expect to continue to increase our profits. However, there is no guarantee that we will be able to achieve such land acquisitions, the volume, efficiency, or profit growth goals that we described above.

We formed two agricultural cooperative associations with several individuals in 2011. Being a founding member of the cooperative associations gives us direct access to farmer members’ crop products at a competitive price, which in turn allows us to enjoy higher profit margin. We expect to distribute our seed products directly to farmer members in the future. Through the agricultural cooperative associations, our farmer members are able to purchase seeds from us at a lower than market but higher than wholesale price to the distributors.

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

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Shiny Gold, Heng Chang HK and Hengchang Business Consultants, as well as the financial statements of Hengchang Agriculture, Hengjiu and Hengchang Fertilizer.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data (dollars in thousands).

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Revenues	$3,390	100.0%	$9,870	100.0%	$9,573	100.0%	$21,532	100.0%
Cost of revenues	3,225	95.1%	8,412	85.2%	8,108	84.7%	18,170	84.4%
Gross profit	165	4.9%	1,458	14.8%	1,465	15.3%	3,362	15.6%
Operating expenses	570	16.8%	697	7.1%	1,977	20.7%	2,044	9.5%
(Loss) income from operations	(405)	(12.0)%	761	7.7%	(512)	(5.4)%	1,318	6.1%
Other expenses	(272)	(8.0)%	(599)	(6.1)%	(978)	(10.2)%	(1,658)	(7.7)%
(Loss) income before provision for income taxes	(677)	(20.0)%	162	1.6%	(1,490)	(15.6)%	(340)	(1.6)%
Provision for income taxes	-	-%	18	0.2%	-	-%	53	0.2%
Net (loss) income	$(677)	(20.0)%	$144	1.5%	$(1,490)	(15.6)%	$(393)	(1.8)%
Preferred stock dividend	(38)	(1.1)%	(38)	(0.4)%	(113)	(1.2)%	(113)	(0.6)%
Net (loss) income available to common shareholders	$(715)	(21.1)%	$106	1.1%	$(1,603)	(16.8)%	$(506)	(2.4)%
Other comprehensive income (loss):
Foreign currency translation adjustment	519	15.3%	(141)	(1.4)%	2,269	23.7%	259	1.2%
Comprehensive (loss) income	$(158)	(4.7)%	$3	0.0%	$779	8.1%	$(135)	(0.6)%

Three and Nine Months Ended September 30, 2013 and 2012

Revenues. For the three months ended September 30, 2013, we had net revenues of $3,390,000, as compared to net revenues of $9,870,000 for the three months ended September 30, 2012, a decrease of $6,480,000 or 65.7%. For the nine months ended September 30, 2013, we had net revenues of $9,573,000, as compared to net revenues of $21,532,000 for the nine months ended September 30, 2012, a decrease of 11,959,000 or 55.5%.  Revenue and changes for each product line is summarized as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2013	2012	Increase (Decrease)	Percentage Change
Corn	$3,179	$7,276	$(4,097)	(56.3)%
Corn seeds	-	-	-	-%
Rice	211	-	211	100.0%
Other	-	2,594	(2,594)	(100.0)%
Total revenues	$3,390	$9,870	$(6,480)	(65.7)%

	For the Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	Percentage Change
Corn	$5,690	$16,220	$(10,530)	(64.9)%
Corn seeds	1,035	2,274	(1,239)	(54.5)%
Rice	211	-	211	100.0%
Other	2,637	3,038	(401)	(13.2)%
Total revenues	$9,573	$21,532	$(11,959)	(55.5)%

For the three months ended September 30, 2013, the decrease in revenues from the sale of corn was primarily due to the decrease in sales volume from 2012 to 2013; we sold approximately 9,641 metric tons of corn compared to 21,596 metric tons for the three months ended September 30, 2012, a decrease of approximately 11,955 metric tons or 55.4%. The average per metric ton selling price decreased by approximately $7.2 or 2.1% from approximately $336.9 per metric ton for the three months ended September 30, 2012 to approximately $329.7 per metric ton for the three months ended September 30, 2013. The decrease in our average per metric ton selling price during the three months ended September 30, 2013 was primarily due to the continued depressed corn market in China which created pricing pressure in the market. For the nine months ended September 30, 2013, the decrease in revenues from the sale of corn was also primarily due to the decrease in sales volume from 2012 to 2013; for the nine months ended September 30, 2013, we sold approximately 16,800 metric tons of corn compared to 48,718 metric tons for the nine months ended September 30, 2012, a decrease of approximately 31,918 metric tons or 65.5%. The average per metric ton selling price increased by approximately $5.8 or 1.7% from approximately $332.9 per metric ton for the nine months ended September 30, 2012 to approximately $338.7 per metric ton for the nine months ended September 30, 2013. The increase in our average per metric ton selling price was primarily due to inflation in China. The significant decrease in sales volume in 2013 was due to the decreased demand for corn used for animal feeds in 2013 in China as a result of less meat consumed in China due to food safety concerns. Additionally, we opted to only sell to customers who met our pricing requirements. As the demand for meat products gradually returns in later part of 2013, we anticipate that the demand for our corn product will increase in the fourth quarter of 2013.

The decrease in revenues from the sale of corn seed was attributable to the decrease in sales volume from 2012 to 2013 and partially offset by the higher average per metric ton selling price. We did not generate revenue from the sale of corn seed during the three months ended September 30, 2013 and 2012. We sold approximately 271 metric tons of corn seeds for the nine months ended September 30, 2013 as compared to 757 metric tons of corn seeds for the nine months ended September 30, 2012. For the 2013 corn growing season, more corn seed customers made purchases earlier in the fourth quarter of 2012; as such, we did not have as much corn seed inventory for sale in the first quarter of 2013. At the end of March 31, 2013, our entire corn seed inventory for the 2013 corn growing season was sold out. We expect to start selling our corn seed products for the 2014 corn growing season in the fourth quarter of 2013. The average per metric ton selling price increase by approximately $812.6 or 27.0% from approximately $3,006.6 per metric ton for the period ended September 30, 2012 to approximately $3,819.2 per metric ton for the period ended September 30, 2013.

We started generating revenues from the sale of self-cultivated rice in the three months ended September 30, 2013. For the three and nine months ended September 30, 2013, we sold 328,000 kilogram of self-cultivated rice and generated approximately $211,000 of revenue, averaged $0.64 per kilogram. As of September 30, 2013, we sold out our self-cultivated rice inventory harvested from the 2012 growing season. We did not generate any revenue from sale of self-cultivated rice in 2012.

We generated other revenue from sales of cottonseed meal and corn storage services we provided to a food processer. For the three months ended September 30, 2013, we did not generate other revenue from sale of cottonseed meal or corn storage services. For the three months ended September 30, 2012, we generated other revenue from sale of corn seed meal and corn storage services in the amount of approximately $2,491,000 and $103,000, respectively. For the nine months ended September 30, 2013, we generated other revenue from sale of cotton seed meal of approximately $2,637,000 and we did not generate revenue from corn storage services. For the nine months ended September 30, 2012, we generated other revenue from sale of cottonseed meal and corn storage services in the amount of approximately $2,727,000 and $311,000, respectively. We trade various other grains from time to time as the opportunities arise. The company did not have any revenue from trading grains other than cottonseed meal in the three or nine months ended September 30, 2013. The sale of other grains is dependent upon the seasons and if and how well we are able to purchase and sell the grains at a profitable price; it is limited by the availability of labor resources, storage facilities and working capital related to the sale of corn and may vary depending on our capacity. Accordingly, it generally takes us more effort to purchase and sell other grains than corn.

Cost of sales. Cost of sales decreased by $ 5,187,000 or 61.7%, from $8,412,000 for the three months ended September 30, 2012 to $3,225,000 for the three months ended September 30, 2013 and was primarily attributable to the decrease in the costs of corn, corn seed and cottonseed meal and partially offset by the increase in rice costs. Cost of sales decreased by $ 10,061,000, or 55.4%, from $18,170,000 for the nine months ended September 30, 2012 to $8,108,000 for the nine months ended September 30, 2013 and was primarily attributable to the decrease in corn cost and partially offset by increased cottonseed meal and rice.

Our corn costs were approximately $3,087,000 for the three months ended September 30, 2013 and $6,691,000 in the three months ended September 30, 2012. The average per metric ton corn costs price increased by approximately $10.4 or 3.4% from approximately $309.8 per metric ton for the three months ended September 30, 2012 to approximately $320.2 per metric ton for the three months ended September 30, 2013. The increase in per metric ton price was primarily due to the slightly increased purchasing price and increased depreciation expenses on corn storage facility. Our corn costs were approximately $5,355,000 for the nine months ended September 30, 2013 and $15,160,000 in the nine months ended September 30, 2012. The average per metric ton corn costs price increased by approximately $7.6 or 2.4% from approximately $311.2 per metric ton for the nine months ended September 30, 2012 to approximately $318.8 per metric ton for the nine months ended September 30, 2013. The increase in the corn unit cost was primarily due to slightly increased purchase price and increased depreciation expenses on corn storage facility in 2013.

We did not incur any corn seed costs for the three months ended September 30, 2013 and 2012 as we did not generate any revenue from sales of corn seed.  Our corn seed costs were approximately $462,000 for the nine months ended September 30, 2013 as compared to $1,090,000 for the nine months ended September 30, 2012.  The corn seed cost was approximately $1,704 per metric tons for the nine months ended September 30, 2013 as compared to $1,440 per metric tons for the nine months ended September 30, 2012. The increase in corn seed per metric ton cost was primarily due to increase in corn seed cultivation costs paid to our contracted seed grower in Xinjiang, China.

Our self cultivated rice costs were approximately $137,000 for the three and nine months ended September 30, 2013. The average selling price per kilogram was $0.42. We did not sell any self cultivated rice in 2012.

Cost of goods sold related to other revenue in 2013 was primarily related to the cottonseed meal costs. For the three ended September 30, 2013, the company did not have any cost of goods related to other revenue. For nine months ended September 30, 2013, cost of goods sold for cottonseed meal was approximately $2,154,000. Cost of goods sold related to other revenue in 2012 was primarily related to the cottonseed meal costs and amortization on our storage facility rented by our customer and related sales taxes. For the three months ended September 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $1,707,00 and $13,000, accordingly. For the nine months ended September 30, 2012, cost of goods sold for cottonseed meal and storage services were approximately $1,878,000 and $42,000, accordingly.

Gross profit and gross margin. Our gross profit was $165,000 for the three months ended September 30, 2013 as compared to $1,458,000 for the three months ended September 30, 2012, representing gross margins of 4.9% and 14.8%, respectively. The decrease in our gross margin percentage for the three months ended September 30, 2013 as compared to the same period in 2012 was mainly due to the decrease in the gross margin from our corn segment. Our gross profit was $1,465,000 for the nine months ended September 30, 2013 as compared to $3,362,000 for the nine months ended September 30, 2012, representing gross margins of 15.3% and 15.6%, respectively. The decrease in the gross margin for the nine months ended September 30, 2013 was a result of reduced gross margin on our corn sales and offset by higher revenue as a percentage of our total revenue  from our higher margin non-corn products in 2013. Gross margin percentages by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Corn	(0.1)%	8.0%	5.9%	6.5%
Corn seeds	-%	-%	55.4%	52.1%
Rice	35.1%	-%	35.1%	-%
Other-cottonseed meal	-%	31.5%	18.3%	31.1%
Other- storage service	-%	87.4%	-%	86.5%
Overall gross profit%	4.9%	14.8%	15.3%	15.6%

The gross loss margin percentage for our corn segment decreased to (0.1)% for the three months ended September 30, 2013 from the gross margin 8.0% for the three months ended September 30, 2012 due to the continuous corn pricing pressure in the third quarter of 2013 and increased depreciation expenses on corn storage facility. The gross profit margin percentage for our corn segment decreased to 5.9% for the nine months ended September 30, 2013 from 6.5% for the nine months ended September 30, 2012 primarily due to increased depreciation expenses on corn storage facility in 2013.

The gross profit margin percentage for our corn seed segment increased to 55.4% for the nine months ended September 30, 2013 from 52.1% for the nine months ended September 30, 2012 as our new corn seed products were well received in the market and we were able to sell them at a higher price in 2013 than the older corn seed variety products.

The gross profit margin percentage for our self cultivated rice segment was 35.1% for the three and nine months ended September 30, 2013. We did not generate revenue from our self cultivated rice in 2012.

We did not generate revenue from other-cottonseed meal segment during the three months ended September 30, 2013 and the gross margin for the other-cottonseed meal segment for the three months ended September 30, 2012 was 31.5%. The gross margin percentage for other-cottonseed meal was 18.3% and 31.1%, respectively, for the nine months ended September 30, 2013 and 2012.  The decrease in other-cottonseed meal segment in 2013 was due to the pricing pressure in the market. We did not generate revenue from other-storage service segment in 2013. The gross margin percentage for other-storage service revenue was 87.4% and 86.5%, respectively, for the three and nine months ended September 30, 2012.

Research and development expenses. Research and development costs, which consist of fees incurred for third party seed experts for research and development related activities conducted for the Company and the depreciation and amortization expenses incurred on the Demonstration Park which is designated for seed related  research and development activities totaled $92,000 and $296,000, respectively, for the three and nine months ended September 30, 2013 as compared to $180,000 and $460,000 for the three and nine months ended September 30, 2012. The decrease in research and development expenses was primarily due to the decrease in third party seed expert fees and the fact that a portion of our fixed assets that were previously used in research and development activities were subsequently used in non research and development related activities.

Selling expenses. Selling expenses were $55,000 for the three months ended September 30, 2013 and $90,000 for the three months ended September 30, 2012, a decrease of $35,000 or 38.7%.  Selling expenses were $153,000 for the nine months ended September 30, 2013 and $277,000 for the nine months ended September 30, 2012, a decrease of $125,000 or 45.0%.  Selling expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shipping and freight	$41	$82	$121	$236
Storage, packaging and handling	10	-	11	2
Other	4	8	21	39
	$55	$90	$153	$277

In the three months ended September 30, 2013, shipping and freight decreased by $41,000 or 50.0% as compared to the three months ended September 30, 2012. In the nine months ended September 30, 2013, shipping and freight decreased by $115,000 or 48.8% as compared to the nine months ended September 30, 2012. We had fewer customers who requested us to pay for the shipping expenses in 2013.

Storage, packaging and handling fee mainly includes warehouse management fees and the corn packaging and handling fees. In the three months ended September 30, 2013, Storage, packaging and handling fee increased by $10,000 or 100.0% as compared to the three months ended September 30, 2012. In the nine months ended September 30, 2013, storage, packaging and handling fee increased by $9,000 or 450.0% as compared to the nine months ended September 30, 2012.The increase was primarily due to the costs related to packaging and handling our self-cultivated rice products.

In the three months ended September 30, 2013, other selling expenses decreased by $4,000 or 50.0% as compared to the three months ended September 30, 2012. In the nine months ended September 30, 2013, other selling expenses decreased by $18,000 or 46.2% as compared to the nine months ended September 30, 2012. The decrease was in line with decreased corn sales in 2013. Other selling expenses include insurance expense, maintenance fee and other miscellaneous expenses and may vary yearly.

General and administrative expenses. General and administrative expenses amounted to $423,000 for the three months ended September 30, 2013, as compared to $428,000 for the three months ended September 30, 2012, a decrease of $5,000 or 1.2%. General and administrative expenses amounted to $1,529,000 for the nine months ended September 30, 2013, as compared to $1,307,000 for the nine months ended September 30, 2012, an increase of $222,000 or 17.0%. General and administrative expenses consisted of the following (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation and related benefits	$184	$168	$540	$477
Depreciation and amortization	104	37	343	81
Professional fees	51	134	394	437
Other taxes	21	25	98	97
Other	63	64	154	215
	$423	$428	$1,529	$1,307

In the three months ended September 30, 2013, compensation and related benefits increased by $16,000 or 9.5% as compared to the three months ended September 30, 2012. In the nine months ended September 30, 2013, compensation and related benefits increased by $63,000 or 13.2% as compared to the nine months ended September 30, 2012. The increase was primarily attributable to the increases in the number of administrative staff and the average salary rate for our administrative staff.

Depreciation and amortization expenses increased by $67,000 or 181.1% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, depreciation and amortization expenses increased by $262,000 or 323.5% compared to the nine months ended September 30, 2012. The increase was directly related to increased fixed assets and intangible assets in use in 2013.

In the three months ended September 30, 2013, professional fees decreased by $83,000 or 61.9% compared to the three months ended September 30, 2012. In the nine months ended September 30, 2013, professional fees decreased by $43,000 or 9.8% compared to the nine months ended September 30, 2012. The decrease was primarily related to decreases in the consulting fee expenses in 2013.

In the three months ended September 30, 2013, other taxes expenses decreased by $4,000 or 16.0% compared to the three months ended September 30, 2012. The decreases were primarily due to the decrease in regulatory related taxes. During the nine months ended September 30, 2013 and 2012, other taxes remained materially leveled.

In the three months ended September 30, 2013 and 2012, other general and administrative expenses remained materially consistent. During the nine months ended September 30, 2013, other general and administrative expenses decreased by $61,000 or 28.4% compared to the nine months ended September 30, 2012, and were primarily due to a decrease of office expenses, public company related expenses,  and other miscellaneous expenses.

(Loss) Income from operations. For the three months ended September 30, 2013, loss from operations was $405,000 as compared to the income from operation of $761,000 for the three months ended September 30, 2012, an increase loss of $1,166,000 or 153.2%. The increase in loss for the three months ended September 30, 2013 was primarily due to the decrease in revenue as a result of decreases in corn and cottonseed meal sales. For the nine months ended September 30, 2013, loss from operations was $513,000 as compared to income from operations of  $1,317,000 for the nine months ended September 30, 2012, an increase in loss of $1,830,000 or 138.9%. The increase in loss from operations for the nine months ended September 30, 2013 was primarily led by the decrease in revenue.

Other expenses. For the three months ended September 30, 2013, other expenses amounted to $272,000 as compared to other expenses of $599,000 for the three months ended September 30, 2012, a decrease of $327,000 or 54.6%. For the nine months ended September 30, 2013, other expenses amounted to $978,000 as compared to other expenses of $1,658,000 for the nine months ended September 30, 2012, a decrease of $680,000 or 41.0%. We incurred less interest expenses because our weight average bank loan outstanding amount was lower in 2013.

Income tax expense. The PRC local government has provided various incentives to companies in order to encourage economic development. Such incentives include reduced tax rates. Hengchang Agriculture is an agricultural preliminary processor pursuant to the PRC tax code and therefore is exempt from income taxes. The income tax expense incurred by Hengjiu was approximately $18,000 and $53,000 for the three and nine months ended September 30, 2012, respectively. The estimated tax savings due to the Hengchang Agriculture tax exemption for the three and nine months ended September 30, 2013 and 2012 was $0, respectively.

Net (loss) Income. As a result of the factors described above, our net loss for the three months ended September 30, 2013 was $677,000 compared to our net income for the three months ended September 30, 2012 of  $143,000, an increase of net loss of $821,000, or 572.5%. The increase in net loss was primarily due to the decrease in our revenue and gross profit partially offset by the decreased in other expenses. Our net loss for the nine months ended September 30, 2013 and 2012 was $1,490,000 and $394,000, respectively, an increase of $1,097,000, or 278.7%. The increase was primarily due to the decrease in our revenue and gross profit and offset by decrease in interest expenses.

Foreign currency translation gain. Our functional currency is the Chinese Yuan or Renminbi (“RMB”). Our financial statements are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $519,000 and a translation loss of $141,000 for the three months ended September 30, 2013 and 2012, respectively. We reported a foreign currency translation gain of $2,269,000 and $259,000 for the nine months ended September 30, 2013 and 2012, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive (loss) income. For the three months ended September 30, 2013 and 2012, we reported comprehensive loss of $158,000 and comprehensive income of $2,000, respective of which was derived from the sum of our net loss of $677,000 plus foreign currency translation gains of $519,000 in the three months ended September 30, 2013 and net income of $143,000 plus foreign currency translation loss of $141,000 in the three months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, we reported comprehensive income of $779,000 and comprehensive loss of $135,000, respective of which was derived from the sum of our net loss of $1,490,000 plus foreign currency translation gains of $2,269,000 in the nine months ended September 30, 2013 and net loss of $394,000 plus foreign currency translation gains of $259,000 in the nine months ended September 30, 2012.

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

At September 30, 2013, our balance of cash was $13,438,251 comparing to $11,371,975 as of December 31, 2012. The increase in our cash balance was attributable to the net cash provided by operating activities partially offset by the net cash used in investing and financing activities. The majority of these funds were located in financial institutions in China.

Our primary uses of cash have been for the purchase of corn and corn seeds from farmers and seed producers, construction of our new corn storage facilities and acquisition of the related land use rights. Additionally, we use cash for employee compensation, and working capital. Substantially all funds received have been expended in the furtherance of growing the business.  The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	an increase in working capital requirements to finance higher level of inventories,

●	an increase in working capital requirements to lease farm lands for crop cultivations

●	addition of administrative and sales personnel as the business grows,

●	increases in advertising, public relations and sales promotions for the existing and new brands as the company expands within existing markets or enters new markets,

●	development of new products in the seed industry to complement our current products,

●	the cost of being a public company and the continued increase in costs due to governmental compliance activities,

●	capital expenditures for construction of plant facilities and machinery and equipment, and

●	capital requirements to obtain a seed production license.

Changes in our working capital position are summarized as follows:

	September 30, 2013	December 31, 2012	Increase
Current assets	$82,019,831	$71,506,310	$10,513,521
Current liabilities	29,638,943	20,070,299	9,568,644
Working capital	$52,380,888	$51,436,011	$944,877

Our working capital increased by approximately $944,877 and the increase was primarily attributable to:

●	a net increase in cash and cash equivalent of approximately $2,066,000;
●	a net increase in loans receivable of approximately $16,546,000;
●	a net increase in advanced payments to suppliers of approximately $628,000;
●	a net increase in deferred inventory costs of approximately $13,575,000;
●	a net decrease in loan payable current portion of approximately $7,693,000;

Offset by:

●	a net decrease in accounts receivable of approximately $17,150,000
●	a decrease in inventories of approximately $4,620,000;
●	a decrease in prepaid VAT taxes of approximately $641,000;
●
An increase in advances from customers of $17,005,000. Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. We recognize the advances as revenue as customers take delivery of the goods, in accordance with our revenue recognition policy; and

We require capital to purchase corn inventory and fund our working capital needs. During the nine months ended September 30, 2013 and 2012, pursuant to loan agreements, we borrowed approximately $6,429,000 and $18,017,000, respectively, for the purchase of corn inventory from local growers and we repaid approximately $14,386,000 and $12,643,000 of the loan during the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, loans payable consisted of the following:

	September 30, 2013	December 31, 2012
Loans payable to Gongzhuling Rural Cooperative Bank, due in November 2015 with annual interest at the banks base interest rate plus 50% (9.00% at September 30, 2013 and December 31, 2012) secured by assets of the Company.	$5,527,197	$6,966,324
Loan payable to China Construction Bank Siping Branch, due in August 2013 with annual interest at the banks base interest rate plus 20% (7.38% at December 31, 2012) secured by assets of the Company.	-	6,253,859
	$5,527,197	$13,220,183

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

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$26,118,571	$2,121,966
Cash flows (used in) investing activities	$(16,665,384)	$(2,626,543)
Cash flows (used in) provided by financing activities	$(7,674,740)	$13,822,745
Effect of exchange rate on cash	$287,829	$15,749
Net increase in cash and cash equivalents	$2,066,276	$13,333,917

Net cash flow provided by operating activities was $26,118,571 for the nine months ended September 30, 2013 as compared to net cash flow used in operating activities was $2,121,966 for the nine months ended September 30, 2012.

Net cash flow provided by operating activities for the nine months ended September 30, 2013 was mainly due to:

●
Net loss of $1,490,354 adjusted for the add back of non-cash items such as $818,109 of depreciation and the amortization of intangible assets of $205,851. Changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of approximately $17,670,000, a decrease in VAT taxes of approximately $712,000, a decrease in inventories of approximately $5,232,000, and an increase in advances from customers of approximately $16,794,000, and

●	Offset by an increase in deferred inventory costs of approximately$13,326,000.

Net cash flow used in operating activities for the nine months ended September 30, 2012 was mainly due to

●
Net loss of $393,507, changes in operating assets and liabilities consisting primarily of, an increase in prepaid VAT taxes of approximately $1,293,000, an increase in inventories of $21,537,000, an increase in deferred inventory costs of $608,000 and a decrease in advances from customers of $7,230,000 and;

●
Offset by adjusted for the add back of non-cash items such as depreciation and the amortization of land use rights of $744,000, and changes in operating assets and liabilities consisting of a decrease in accounts receivable of approximately $21,793,000, a decrease in advances to suppliers of approximately $10,370,000.

Net cash flow used in investing activities was approximately $16,665,000 for the nine months ended September 30, 2013 as compared to net cash used in investing activities of approximately $2,627,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we made payments for long term investments for approximately $611,000 and made payments for the purchase of property and equipment of $307,000. During the nine months ended September 30, 2012, we made payments for construction in progress for approximately $1,422,000, purchased property and equipment for approximately $687,000 and land use rights of approximately $565,000.

Net cash flow used in financing activities was approximately $7,675,000 for the nine months ended September 30, 2013 as compared to net cash flow provided by financing activities of approximately $13,823,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received proceeds from bank loan of $6,429,000, and offset by the payment of loans of $14,386,000; we also repaid related parties approximately $427,000 and received capital contribution of approximately $643,000. During the nine months ended September 30, 2012, we received proceeds from short-term bank loan of approximately $18,017,000 and capital contribution from our CEO and COO of approximately $7,112,000. We repaid short-term bank loan of approximately $12,643,000.

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2013, and the effects of these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Payments Due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Loan payable	$5,527	$5,527	$-	$-	$-
Land lease	79,563	5,304	10,608	10,608	53,043
Total Contractual Obligations:	$85,090	$10,831	$10,608	$10,608	$53,043

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

Foreign Currency Exchange Rate Risk

We produce and sell almost all of our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars.  For the three months ended September, 2013 and 2012, we had unrealized foreign currency translation gain of $519,346 and loss of $141,052 and for the nine months ended September, 2013 and 2012, we had unrealized foreign currency translation gain of $2,269,188 and $258,583, because of the change in the exchange rate.

Related Party Transactions

From time to time, the Company’s officers advanced funds to the Company for working capital purposes.  These advances are non-interest bearing, unsecured and payable on demand. The amounts due to the directors are due to timing difference in actual compensation payouts to the directors.

At September 30, 2013 and December 31, 2012, due to related parties consisted of the following:

	September 30, 2013	December 31, 2012
Yushan Wei (controlling person of the Company’s majority shareholder and chief executive officer)	$3,346,107	$3,493,821
Yufeng Wei (Chief operating officer)	969,674	1,184,668
Dore Perler (Former Director)	19,375	5,625
Megan Penick (Former Director)	19,375	5,625
Li Changhua (Director)	28,125	9,375
Total	$4,382,656	$4,699,114

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. For the three months ended September, 2013 and 2012, we had unrealized foreign currency translation gain of $519,346 and loss of $141,052 and for the nine months ended September 30, 2013 and 2012, we had unrealized foreign currency translation gain of $2,269,188 and $258,583, because of the change in the exchange rate.

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

Interest Rate Risk

We have interest-rate risk exposure for changes in interest rates relating to our outstanding borrowings. We did not use any interest-rate hedging contracts to manage our exposure to changing interest rates. At September 30, 2013, we had $5.5 million of debt outstanding at a weighted average interest rate of 9.0%. A one percentage change in the weighted average rate would affect annual interest by approximately $55,000.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Yushan Wei, our chief executive officer, and Yuejun Li, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Wei and Mr. Li concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to the material weakness described below.

The management identified significant deficiencies related to (i) insufficient U.S. GAAP expertise among our accounting staffs, (ii) a lack of internal audit functions and (iii) a lack of segregation of duties within accounting functions. Our management concluded that the identified deficiencies amounted to a material weakness in our internal control over financial reporting as of September 30, 2013. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

●
We have engaged an outside consulting firm to help us with U.S. GAAP reporting compliance. We are also actively seeking qualified accountant with U.S. GAAP experience to oversee and manage our financial reporting process and provide required trainings to our accounting staff.

●
We are currently evaluating the need for the establishment of an internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we might decide to outsource the function to an outside party.

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

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. For more information concerning our risk factors, please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Item 2.	Unregistered sales of equity securities and use of proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number		Description
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

*  In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GSP-2, INC.

Date: November 19, 2013	By:	/s/ Yushan Wei
Yushan Wei, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Yuejun Li
Yuejun Li, Chief Financial Officer
(Principal Accounting Officer)